Form 10-Q
period 1994-03-31
EQUITABLE REAL ESTATE SHOPPING CENTERS LP
filed 1994-05-17
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			                          WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    	      EXCHANGE ACT OF 1934

		         For the quarterly period ended March 31, 1994

					OR

     	    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	         EXCHANGE ACT OF 1934

          For the transition period from ____________ to _______________

Commission file number: 1-9331

	                        EQUITABLE REAL ESTATE SHOPPING CENTERS L.P.
	                   (Exact name of registrant as specified in its charter)

      	   Delaware	    			                             	   13-3384643
(State or other jurisdiction of			                     	(I.R.S. Employer
 Incorporation or organization)	 		                   	identification No.)

3 World Financial Center, New York, NY		               	     10285
(Address of principal executive offices)		                 (Zip code)

(212) 526-3237
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

- ------------------------------------------------------------------------------
                               					INDEX


                                                         								 Page No.
PART I	FINANCIAL INFORMATION

  Item 1. Financial Statements

	         Balance Sheets at March 31, 1994 and December 31, 1993	      	3

	         Statements of Operations for the three months ended
	         March 31, 1994 and 1993	                                  				4

	         Statement of Partners' Capital (Deficit) for the three
	         months ended March 31, 1994                              					5

         	Statements of Cash Flows for the three months ended
	         March 31, 1994 and 1993                                 						6

         	Notes to the Financial Statements	                         			7

  Item 2. Management's Discussion and Analysis of Financial
	         Condition and Results of Operations                        			8

PART II	OTHER INFORMATION

  Items 1-6				                                                    				10

  Signatures	                                                   							11

- ------------------------------------------------------------------------------

                            				BALANCE SHEETS


                                     	      			March 31,	        December 31,
      						                                     1994	              1993
Assets

Property held for disposition 		             $99,522,957	       $100,264,096
Cash					                                     12,918,544	         10,668,441
Accounts receivable, net of allowance of
  $1,068,862 in 1994 and $1,251,805 in 1993	     781,706	            514,505
Due from affiliates, net			                      125,845	            124,345
Deferred charges, net of accumulated
  amortization of $1,606,795 in 1994 and
  $1,573,469 in 1993			    	                     166,628	            199,954
Prepaid assets 	 				                            777,286	          1,676,333
						                                           -------	          ---------
	Total Assets			                            $114,292,966	       $113,447,674
					                                        ===========	        ===========

Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses	       $ 2,078,571       	 $ 2,170,236
Deferred Income					                           1,250,000	          1,250,000
Mortgage notes payable			                     84,102,404	         82,011,121
Due to Buyer, net (note 1)		                  	1,653,030	              -
Distribution payable				                         756,566	          1,351,010
                                                 -------	         ----------
	Total Liabilities		                          89,840,571	         86,782,367

Partners' Capital (Deficit):

General Partner					                            (741,983)	          (719,854)
Limited Partners
  (10,700,000 securities outstanding)	        25,194,378	         27,385,161
					                                         ----------          ----------
	Total Partners' Capital		                    24,452,395	         26,665,307
					                                         ----------          ----------
 Total Liabilities and Partners' Capital		  $114,292,966	       $113,447,674
					                                        ===========	        ===========
- -----------------------------------------------------------------------------

                   			    STATEMENTS OF OPERATIONS
            		For the three months ended March 31, 1994 and 1993

                                         						     1994		           1993
Income

   Rental income				                          $3,148,705 	     $3,110,569
   Escalation income				                       4,489,436	       4,058,796
   Interest income				                            52,772	          63,454
   Miscellaneous income				                      225,323	          34,842
						                                           -------	        --------
	Total Income				                              7,916,236	       7,267,661

Expenses

   Property operating expenses		             	 2,918,993	       2,768,622
   Interest expense				                        2,091,283	       1,945,030
   Real estate taxes				                       1,522,882	       1,431,450
   Depreciation and amortization		               868,168	         952,757
   General and administrative		   	               48,973	         349,419
   Management fee				                            156,882	         148,558
   Professional fees				                          24,038	          34,587
						                                           -------	        --------
	Total Expenses			                           	 7,631,219	       7,630,423

Income (Loss) from operations			                 285,017	        (362,762)

Operating income payable to buyer (note 1)	   (1,741,363)	          	-
						                                         ---------	        ---------
	Net Loss			                                 $(1,456,346)      $ (362,762)
                                         					 =========	         =======

Net Loss Allocated:

   To the General Partner		                  $   (14,563)      $   (3,628)
   To the Limited Partners	                 		(1,441,783)	       (359,134)
				                                        		 ---------    	     -------
					                                        $(1,456,346)	     $ (362,762)
Per limited partnership security
	(10,700,000 outstanding)	 	                      $ (.13)    	     $ (.03)

- ------------------------------------------------------------------------------

               			STATEMENT OF PARTNERS' CPAITAL (DEFICIT)
	              		For the three months ended March 31, 1994

                                    				Limited	      	General	   	   Total
				                                    Partners'	    Partner's	    Partners'
                                    				Capital		      Deficit		     Capital

Balance at December 31, 1993         $ 27,385,161   $ (719,854)  $ 26,665,307
Net loss		                             (1,441,783)   	 (14,563)	   (1,456,346)
Distributions			                         (749,000)	     (7,566)   	  (756,566)
		                                    		  ------- 	     -------	      -------
Balance at March 31, 1994$           $ 25,194,378   $	(741,983   $	24,452,395
			                                    ==========      =======     ==========

- -------------------------------------------------------------------------------
	                    		      STATEMENTS OF CASH FLOWS
		              For the three months ended March 31, 1994 and 1993

                                                							1993		           1994
Cash Flows from Operating Activities:

Net loss					                                   $ (1,456,346)	   $  (362,762)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization		                 868,168	        952,757
     Increase in interest on mortgage
      notes payable				                            2,091,283	      1,893,248
     Operating income payable to buyer	            1,741,363	         -
     Increase (decrease) in cash arising from
      changes in operating assets and liabilities:
	  Accounts receivable			                           (267,201)	       114,923
	  Due from affiliates, net		                         (1,500)	       (11,681)
	  Prepaid assets			                                 899,047	        650,778
	  Accounts payable and accrued expenses	            (91,665)	     1,345,554
	  Due to Buyer, net			                              (88,333)	         -

Net cash provided by operating activities	         3,694,816	      4,582,817

Cash Flows from Investing Activities:

     Real estate additions and improvements	         (93,703)       (996,952)
     Construction escrow		                             		-	           (4,107)

Net cash used for investing activities		             (93,703)	    (1,001,059)

Cash Flows from Financing Activities:

     Cash distributions			                        (1,351,010)	    (1,364,520)

Net cash used for financing activities		          (1,351,010)	    (1,364,520)

Net increase in cash 			                       	   2,250,103	      2,217,238
Cash at beginning of period			                    10,668,441	      8,135,601

Cash at end of period	                		        $ 12,918,544	   $ 10,352,839
						                                            ==========      ==========
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest	          $	-        $     51,782
- ------------------------------------------------------------------------------

                    			NOTES TO THE FINANCIAL STATEMENTS


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the three months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1993, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Note 1:

On March 28, 1994, the Partnership executed a contract with Equitable Life Assurance Society of the United States ("Equitable") for the sale of Northland Center for the price of $6,600,000 in excess of the balance of the first mortgage loan, subject to agreement by the parties to certain additional documentation. The price was determined as if the sale were to close on December 31, 1993. If the sale closes, any positive cash flow that is generated by Northland Center from January 1, 1994 to the closing belongs to Equitable. For the quarter ended March 31, 1994 positive cash flow for Northland Center amounted to $1,741,363 (see below). This amount has been reduced by $88,333 which represents a payment made to Equitable Real Estate Investment Management ("EREIM") for the January 1994 Asset Management Fee prior to the Asset Management Agreement Termination effective December 31, 1993. As a result, this amount will be refunded to the Partnership. This net amount is recorded as Due to Buyer, net on the partnership's balance sheet.

The contract was to expire on April 30, 1994 but was extended until June 15, 1994.


SUMMARY OF DUE TO BUYER, NET
- ----------------------------
Northland Net Operating Income for the Period Ended March 31, 1994

Rental income					                    $	1,877,232
Escalation income					                  2,940,931
Interest and Other					                    43,332
					                                 		---------
	Total Income			                     	$	4,861,495

Property operating expenses		         		2,318,782
Real estate taxes					                    608,227
General and Administrative				             94,629
Management fee						                       98,494
						                                 	---------
	Total Expenses	                   			$	3,120,132
						                                 	---------
Northland Net Operating Income			     $	1,741,363

Due from Buyer		                    				  (88,333)
							                                 ---------
Due to Buyer, Net				                 $	1,653,030
							                                 =========

- ------------------------------------------------------------------------------

Part l, Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		               AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

At March 31, 1994, the Partnership had cash totalling $12,918,544 compared to $10,668,441 at December 31, 1993. The $2,250,103 increase represents cash flow from operations in excess of real estate additions and cash distributions.

The two zero coupon mortgage loans mature on June 30, 1995, at which time the Partnership will be obligated to pay the lender the accreted values of $35,368,573 for the Brookdale Note and $59,841,061 for the Northland Note. The General Partner does not believe that the Partnership will, at any time prior to the Notes' scheduled or accelerated maturity, have sufficient cash resources available to repay the Notes, nor does the General Partner believe, based on current market conditions, that the Partnership will be able to refinance the Notes prior to their scheduled or accelerated maturity. Furthermore, the General Partner does not believe that occupancy and operating results at the properties can, prior to the Notes' scheduled maturity, be significantly improved and the properties' value may continue to decline if occupancy rates and operating results continue to decline. Accordingly, the General Partner is currently attempting to dispose of the Partnership's assets and dissolve the Partnership in an orderly manner. The Partnership has engaged Lehman Brothers, an affiliate of the General Partner, to advise and assist the Partnership in the possible sale of both Northland and Brookdale Centers. As a result of these efforts, the Partnership has executed a contract with Equitable Life Assurance Society of the United States ("Equitable") for the sale of Northland Center for the price of $6,600,000 in excess of the balance of the first mortgage loan subject to agreement by the parties to certain additional documentation. The price was determined as if the sale were to close on December 31, 1993. If the sale closes, any positive cash flow that is generated by Northland Center from January 1, 1994 to the closing will belong to Equitable. Additionally, the Asset Management Agreement with Equitable Real Estate Investment Management, Inc.("EREIM") for Northland Center and Brookdale Center was terminated effective December 31, 1993. Consummation of the sale is subject to approvals by the limited partners, the negotiation of agreements with certain anchor tenants and approval by Equitable and certain of its affiliates. In addition, the contract provides for the release of the Partnership's obligations under the first mortgage on Northland and the modification of the terms of the first mortgage on Brookdale. The first mortgage on Brookdale will be modified to permit prepayment in full, with a modified defeasance fee based on the sales price on the date Brookdale is sold to an unaffiliated third party. The contract to sell Northland was effective through April 30, 1994, which date was extended to June 15, 1994.

A portion of the Partnership's cash flow is currently being reserved to fund leasing costs, if necessary, and capital improvements at both Properties and in anticipation of the potential costs associated with a sale of either or both of the Properties. In view of the eventual sale of both Malls, capital expenditures will be kept to a minimum with only those items addressed which require immediate attention due to code requirements, safety concerns or lease and other contractual obligations. The distribution level is reviewed on a quarterly basis.

Accounts receivable, net of allowance, increased from $514,505 at December 31, 1993 to $781,706 at March 31, 1994 primarily due to cash receipts. The level of the allowance for receivables is based upon management's assessment of the collectability of the outstanding receivables. The decrease in the allowance for receivables from $1,251,805 at December 31, 1993 to $1,068,862 at March 31, 1994, reflects the receipt of payments from Carson's relating to past due receivables which had been reserved for at year-end 1993.

Prepaid assets decreased from $1,676,333 at December 31, 1993 to $777,286 at March 31, 1994 due to the recognition of first quarter insurance and real estate tax expense. At March 31, 1994, accounts payable and accrued expenses totalled $2,078,571 as compared to $2,170,236 at December 31, 1993. The decrease is the result of the payment of year-end payables which included prepaid rent from certain tenants.

Brookdale anchor tenant Kohl's did not renew its operating agreement which expired August 1, 1993, but has not informed the Partnership of any intention to leave the mall. Kohl's owns its building and its ground lease does not expire until January 31, 2010. If Kohl's were to leave the mall, this would likely result in a decline in mall traffic and cash flow, and would likely have a material adverse effect on future mall store leasing efforts.

- ------------------------------------------------------------------------------

Hudson's, the principal anchor store at Northland, sent a default notice to the Partnership in March 1993 alleging that the vacancy rates at Northland represented a breach of the Partnership's obligations under the Hudson's operating agreement. Hudson's conditionally agreed to retract its default notice in exchange for the Partnership's agreement to amend Hudson's lease and grant it certain concessions. Prior to this proposed amendment becoming effective, Hudson's alleged that certain conditions in the proposed amendment, including the successful conclusion of negotiations with Ward's, had not been satisfied. As a result, Hudson's again threatened to cease operations at Northland. The General Partner believes that the allegations in Hudson's default notice are without merit. If Hudson's were to cease operating its Northland store, the General Partner believes that it would have a material adverse effect on the operations of the property and its value. If Hudson's were to cease operating its store, J.C. Penney's operating agreement at Northland could be terminated and other tenants could terminate their leases if Hudson's and J.C. Penney's were to close. The General Partner believes that it would be extremely difficult to effectively replace Hudson's as an anchor because of its size and location in the property's configuration. Any materially adverse violation of its lease by Hudson's would be litigated by the Partnership if necessary.

Results of Operations
- ---------------------

Cash provided by operating activities totalled $3,694,816 for the three months ended March 31, 1994, a decrease of $888,001 from the three months ended March 31, 1993. The Partnership incurred a net loss of $1,456,346 in 1994 compared with net loss of $362,762 in the 1993 period. The reduced cash flow and higher net loss are primarily due to the assignment of net operating income from Northland Center, in the amount of $1,741,363 for the three months ended March 31, 1994, to Equitable, pursuant to the terms of the proposed sale contract which provides for all operating income of Northland commencing January 1, 1994 to be paid to Equitable upon closing of the sale while the Partnership continues to recognize depreciation and interest expense on Northland.

For the three months ended March 31, 1994, rental income totalled $3,148,705 compared with $3,110,569 for the same period in 1993. Escalation income increased $430,640 from the first quarter of 1993 to $4,489,436 in the 1994 period. Escalation income represents billings to tenants for their proportionate share of common area maintenance, insurance and real estate tax expenses. The increase in escalation income is primarily due to an increase in CAM and HVAC income at Northland. Miscellaneous income increased $190,481 from the first quarter of 1993 to $225,323 in the first quarter of 1994. The increase is due primarily to the receipt of $200,000 in connection with the Herman's lease buyout at Brookdale.

The increase in operating expenses is primarily due to an increase in CAM and HVAC expense at Northland offset by a decrease in bad debt expense at Brookdale Center resulting from the collection of past due Carson's receivables.
Interest expense totaled $2,091,283 compared with $1,945,030 in 1993. The increase is due to the compounding of interest on the zero coupon notes. Depreciation and amortization expense decreased from $952,757 in the 1993 first quarter to $868,168 in 1994 due to the writedown of Northland during 1993. Real estate taxes increased $91,432 or 6% from the first quarter of 1993 due to an increase in taxes at Brookdale. General and administrative expense decreased $300,446 from the first quarter of 1993 primarily due to the termination of the EREIM asset management agreement as of December 31, 1993.

Brookdale: For the two months ended February 28, 1994, mature mall tenant sales (exclusive of anchor tenants) were $4,513,700, approximately 8% behind sales of $4,919,900 for the two months ended February 28, 1993. Mature tenant sales are defined as sales generated by tenants who have operated at the Mall for each of the last two years. The General Partner attributes the decrease in sales at Brookdale to a decrease in occupancy at the center as well as increased competition from recently renovated centers and the newly constructed Mall of America. As of March 31, 1994, Brookdale was 82% occupied (exclusive of anchor and outparcel stores) as compared to 88% on March 31, 1993.

Northland: For the two months ended February 28, 1994, mature mall tenant sales (exclusive of anchor tenants) were $10,415,300, approximately 2% behind of sales of $10,647,000 for the two months ended February 28, 1993. As of March 31, 1994, Northland was 66% occupied (exclusive of anchor tenants and secondary space) as compared to 69% on March 31, 1993.

The General Partner attributes the decline in occupancy at both malls to the general economic climate which has caused several tenants to declare bankruptcy or seek rent relief from the centers, as well as the increased difficulty experienced in identifying new, credit-worthy tenants able to lease space at the centers. In addition, both centers face competition from newly renovated malls in their respective markets. At Northland, despite continued upgrades in security measures, potential customers and retailers have expressed concerns about security at the mall. Additionally, the decline in occupancy at Northland reflects a re-tenanting strategy designed to replace underperforming tenants with retailers likely to increase mall traffic.

- ------------------------------------------------------------------------------

PART II. 	OTHER INFORMATION


Items 1-5	Not applicable

Item 6		Exhibits and reports on Form 8-K.

	(a)	Exhibits:

		10.1 Agreement between The Equitable Life Assurance Society of the United States and Equitable Real Estate Shopping Centers L.P. (including the First Amendment to the Agreement, Termination and Release, and exhibits thereto) relating to the proposed sale of Northland Center.


	(b) On January 19, 1994, a Form 8-K was filed reporting that the
		   Partnership entered into a letter of intent to sell Northland Center to Equitable Life Assurance Society of the United States.

- -----------------------------------------------------------------------------

                            				   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		EQUITABLE REAL ESTATE SHOPPING CENTERS L.P.

			BY:	MIDWEST CENTERS INC.
				General Partner




Date: May 16, 1994	      BY: /S/Paul L. Abbott
		                            		--------------
			                       Name:	Paul L. Abbott
			                       Title:	Director, Chairman of the Board,
				                      and President




Date: May 16, 1994  	    BY: /S/Robert J. Hellman
                        				-----------------
		                      	Name: 	Robert J. Hellman
			                      Title:	Director, Vice President and
				                     Chief Financial Officer

- ------------------------------------------------------------------------------
                           				EXHIBIT 10.1
                                                               Execution Copy


                            AGREEMENT

                             BETWEEN

              THE EQUITABLE LIFE ASSURANCE SOCIETY
                      OF THE UNITED STATES


                               and


           EQUITABLE REAL ESTATE SHOPPING CENTERS L.P.









                      Dated March 25, 1994
                        TABLE OF CONTENTS


                                                             Page


R E C I T A L S. . . . . . . . . . . . . . . . . . . . . . . .  1

1.   Agreement to Convey . . . . . . . . . . . . . . . . . . .  2

2.   Consideration . . . . . . . . . . . . . . . . . . . . . .  2

3.   Conditions Precedent to the Obligations of Equitable. . .  3

3A.  Condition Precedent to the Obligations of Partnership . .  4

4.   Costs and Expenses. . . . . . . . . . . . . . . . . . . .  5

5.   Representations, Warranties and Covenants . . . . . . . .  5

5A.  Equitable's Right to Make Capital Improvements Prior to
     Closing . . . . . . . . . . . . . . . . . . . . . . . . . 21

6.   Title, Title Insurance, Survey. . . . . . . . . . . . . . 21

7.   Closing . . . . . . . . . . . . . . . . . . . . . . . . . 22

7A.  Extension of Agreement. . . . . . . . . . . . . . . . . . 27

8.   Destruction of Improvements or Condemnation . . . . . . . 28

9.   Commissions . . . . . . . . . . . . . . . . . . . . . . . 28

10.  Assignment. . . . . . . . . . . . . . . . . . . . . . . . 29

11.  Adjustments . . . . . . . . . . . . . . . . . . . . . . . 29

12.  Notices . . . . . . . . . . . . . . . . . . . . . . . . . 33

13.  Errors. . . . . . . . . . . . . . . . . . . . . . . . . . 35

14.  Incorporation of Prior Agreements . . . . . . . . . . . . 35

15.  Modification of Agreement . . . . . . . . . . . . . . . . 35

16.  Attorneys' Fees . . . . . . . . . . . . . . . . . . . . . 35

17.  Construction of Agreement . . . . . . . . . . . . . . . . 35

18.  Further Acts. . . . . . . . . . . . . . . . . . . . . . . 35

19.  Survival of Obligations . . . . . . . . . . . . . . . . . 36

20.  Successors and Assigns. . . . . . . . . . . . . . . . . . 36

21.  Law to Apply. . . . . . . . . . . . . . . . . . . . . . . 36

22.  Counterparts. . . . . . . . . . . . . . . . . . . . . . . 36

23.  Remedies. . . . . . . . . . . . . . . . . . . . . . . . . 36

24.  Indemnification . . . . . . . . . . . . . . . . . . . . . 37

25.  Severability. . . . . . . . . . . . . . . . . . . . . . . 37

26.  No Other Beneficiaries. . . . . . . . . . . . . . . . . . 37

27.  "As Is" . . . . . . . . . . . . . . . . . . . . . . . . . 37

28.  Recording . . . . . . . . . . . . . . . . . . . . . . . . 38

29.  Conditional Waiver of Appraisal . . . . . . . . . . . . . 38

30.  Definitions . . . . . . . . . . . . . . . . . . . . . . . 38

31.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . 40

Exhibits

A    Legal Descriptions of Land
B    Description of Lane Bryant Relocation
C    Personalty and Excluded Personalty
D    Brookdale Letter Agreement
E    Real Estate Tax Proration
F    Lease Schedules/Rent rolls
G    Major Tenants
H    Assignment and Assumption of Service Contracts, Utility
     Agreements, and Intangibles
I-1  Release Agreement for benefit of Equitable
I-2  Release Agreement for benefit of Partnership
J    Insurance Schedule
K    Service Contracts
L    Real Estate Tax Bills
M    Utility Agreements
N    Permitted Exceptions and Required Endorsements
O    Tenant Estoppel Certificate Forms for Tenants
O-1  Estoppel for Major Department Stores (including Reciprocal
     Easement Agreements)
P    [Intentionally Omitted]
Q Assignment and Assumption of Operating Agreements/Ground Lease (as to anchor stores)
R    Assignment and Assumption of Ground Lease (as to American
     General Life)
S-1  Form of Opinion of Counsel to Partnership
S-2  Form of Opinion of Counsel to Equitable
S-3  Form of Opinion of Counsel to EML
T    Discharge and Termination of Security Documents
U    Reports (violations of law and environmental reports)
V    Responsible Officers
W    Assignments and Assumptions of Leases and REA's
X    [Intentionally Omitted]
Y    Partnership's Deed
Z    [Intentionally Omitted]
AA   [Intentionally Omitted]
BB   [Intentionally Omitted]
CC   Litigation Schedule

                            AGREEMENT


     THIS AGREEMENT is made as of this 25th day of March, 1994, by and between EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership having an office at c/o Midwest Centers Inc., 388 Greenwich Street, 28th Floor, New York, New York 10013 ("Partnership"), and THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation having an office at 787 Seventh Avenue, New York, New York 10019 ("Equitable").

                        R E C I T A L S:

     A.   Partnership is the owner of the premises described below:

     1. That certain tract or parcel of land (as more particularly described in Exhibit A) located in the City of Southfield, State of Michigan, hereinafter referred to as the "Land".

     2. Those buildings, improvements and all attachments and other real property and fixtures located on the Land (excluding those owned by "Major Tenants" as defined in Exhibit G), hereinafter referred to collectively as the "Improvements," including all parking lots, signs, walkways, machinery, fixtures, equipment (including without limitation, heating, ventilating, air conditioning, plumbing and electrical equipment, lighting and lighting equipment, elevators and escalators, fire control and sprinkler systems, generators, power station, security systems and waste removal systems).

     3. All other items of tangible personal property located in or on the Land or Improvements (except for the "Excluded Personalty" described in Exhibit C), hereinafter referred to collectively as the "Personalty," or otherwise located off the Land and Improvements but used solely in connection with the operation or maintenance of the Land and/or Improvements, including without limitation, appliances, fixtures, furnishings, equipment, graphics, artwork, plans, specifications, maps, drawings, machinery, motor vehicles, supplies, inventory and other tangible property and all replacements thereof, and the Personalty listed in Exhibit C.

     4. Together with all right, title and interest of Partnership, if any, in and to:

          (i) any land lying in the bed of any streets or roads in front of, abutting or adjoining the Land, any unpaid award for the taking by eminent domain of any part of the Premises and any award for damages to said Premises by reason of change of grade of any street (and Partnership will execute and deliver to Equitable, at the Closing (as hereinafter defined) or thereafter on demand, all proper instruments for the conveyance of such title and for the assignment and collection of any such award);

         (ii) any easement, covenant, privilege, rights-of-way, license, appurtenances, hereditament, or other rights or interest belonging or in any way appertaining to the Premises;

        (iii) any land, together with all improvements on such land, which is adjacent to the Land.

     5. All intangible property ("Intangibles") owned by Partnership and used in connection with the Land, Improvements and/or Personalty, including without limitation, all contract rights, tradenames, trademarks and the right to use the name Northland Center and to the extent assignable, all licenses, permits and certificates of occupancy, but excluding all cash on hand, bank accounts, insurance proceeds and eminent domain and condemnation awards with respect to events occurring through the Closing Date, except as otherwise provided in this Agreement. The Land, Improvements, Personalty, and Intangibles are hereinafter collectively referred to as the "Premises" or "Northland."

     B. Partnership desires to convey the Premises to Equitable, and Equitable desires to acquire the Premises from Partnership in accordance with the terms and conditions set forth in this Agreement as part of a bona fide debt workout.

     NOW, THEREFORE, in consideration of the mutual covenants and conditions herein set forth, the parties agree as follows:

     1. Agreement to Convey. Partnership agrees to convey the Premises to Equitable and Equitable agrees to acquire the Premises from Partnership as soon as possible after the date hereof, but in no event later than April 30, 1994 (the "Closing Date"), all upon the terms and conditions hereinafter set forth.

     2.   Consideration.  At the Closing (as defined in paragraph
7) and subject to the terms and conditions of this Agreement, the Partnership shall convey the Premises to Equitable, and Equitable shall release and discharge Partnership from the existing zero coupon first mortgage promissory note (the "Note") secured by a first mortgage on the Premises (the "Mortgage") and the related security documents (collectively, together with the Mortgage, the "Security Documents"). Such release shall be referred to herein as the "Release Consideration." The Personalty shall be allocated as part of the Release Consideration based on the value of the Personalty as determined by each party in its sole discretion. The parties acknowledge the conveyance of the Premises, to the extent of its fair market value, is in satisfaction and discharge of principal and interest accrued on the indebtedness evidenced by the Note.

     In addition, Equitable agrees to pay to Partnership in cash on the Closing Date, subject to the terms and conditions of this Agreement, the sum of Six Million Six Hundred Thousand and 00/100 Dollars ($6,600,000), subject to the adjustments set forth in paragraph 11, in consideration of the Partnership relinquishing and transferring at Closing all rights it, or its partners, would have had with respect to leases, possession, and other rights in foreclosure (such as equity redemption rights) derivable from or relating to the Premises from and after January 1, 1994.

     3. Conditions Precedent to the Obligations of Equitable. The following shall be conditions precedent to Equitable's obligation to consummate the Closing and Equitable shall only be obligated to close when the following conditions have been satisfied. Equitable agrees to use good faith efforts to satisfy all such conditions precedent. If any of the following conditions have not been satisfied prior to Closing, Equitable may terminate this Agreement without any liability whatsoever. If Equitable closes this transaction, all such conditions precedent shall be deemed to have been satisfied or waived:

     (a) Dayton Hudson ("Hudson"). Partnership acknowledges that Hudson notified Partnership by letter dated December 8, 1993, that Hudson has asserted it has the right to determine whether to terminate operation of the Hudson's department store at the Premises (the "Hudson Letter"); Partnership does not admit that Hudson does, in fact, currently have such right. Partnership and Equitable acknowledge that (i) Equitable intends to enter into an agreement with Hudson for the continued operation of the Hudson store at the Premises after the Closing Date, (ii) such agreement will not be or purport to be binding upon Partnership, (iii) such agreement shall include Hudson's consent to the conveyance of the Premises contemplated by this Agreement, to the extent, if any, it has any right to consent thereto, (iv) such agreement shall provide that any previous default, if any by the Partnership, under Hudson's Operating Agreement and Supplemental Agreement shall be deemed to be cured and that Hudson knows of no defaults thereunder,
(v) such agreement shall include a release by Hudson of Partnership for all obligations under the Operating Agreement and Supplemental Agreement, including without limitation, those occurring after the Closing, but excluding only those based upon facts not known to Hudson at the time of such agreement, and (vi) such agreement will not release or diminish, as against Partnership, any covenants set forth in Hudson's current operating agreement, including without limitation, Hudson's operating covenant. Equitable's obligation to close is expressly subject to the execution and delivery of such agreement satisfactory to Equitable in its sole discretion and such agreement being in full force and effect as of the Closing Date. Equitable will deliver a copy of such agreement to Partnership upon full execution thereof.

     (b) Montgomery Ward and Company ("Ward"). Equitable's obligation to close is expressly subject to Equitable's entering into a lease, ground lease, or other agreement with Ward for the operation of a Ward's department store at the Premises after the Closing Date on terms and conditions acceptable to Equitable in its sole discretion. Such agreement shall not be or purport to be binding upon Partnership.

     (c) EML Approval. Notwithstanding anything in this Agreement to the contrary, Equitable has advised the Partnership that it is unwilling to proceed with the proposed transaction unless EML Associates ("EML"), Equitable's participant in the first mortgages at Brookdale and Northland, approves all the terms and conditions of the proposed transaction, including without limitation, the terms and conditions of this Agreement and all exhibits and schedules hereto (including without limitation, the Brookdale Letter Agreement and the Mutual Release), and agrees to join with Equitable in acquiring the Premises from the Partnership in the same proportion that it participates in such mortgages. This Agreement is therefore subject to obtaining such approval and agreement from EML and to obtaining any and all necessary and appropriate consents and authorizations required in connection therewith from its partners, ML/EQ Real Estate Portfolio, L.P. and EREIM L.P. Associates, and from the partners thereof, in every case prior to the Closing Date. Failure to obtain such approvals, consents and authorizations shall render this Agreement null and void, and the obligations of the parties hereto shall automatically terminate.

     (d) Investigation Period. Equitable shall have the right to perform any due diligence deemed necessary by Equitable prior to Closing, including approaching Hudson and Ward as the proposed new owner to negotiate the agreements described in subparagraphs (a) and (b) above. Any engineering, environmental, appraisal, valuation, or other reports required to satisfy Equitable, to its sole satisfaction, shall be paid for by Equitable. Equitable shall defend, indemnify and hold Partnership harmless from and against any and all liabilities, claims, causes of action, losses, damages, costs or expenses (including, without limitation, reasonable attorneys' fees and court costs) caused by Equitable or its agent or its independent contractors and their respective employees in connection with any inspection of the Premises by or on behalf of Equitable.

     3A. Conditions Precedent to the Obligations of Partnership. The following shall be conditions precedent to Partnership's obligation to consummate the Closing and Partnership shall only be obligated to close when the following conditions have been satisfied. If the following conditions have not been satisfied prior to the Closing, Partnership may terminate this Agreement without any liability whatsoever:

     (a)  Proxy Consent.  Equitable understands that the
Partnership will be required to obtain a proxy consent from the majority of the investor limited partners in the Partnership. This Agreement is subject to obtaining such proxy consent and limited partnership approval on terms and conditions acceptable to Partnership in its sole discretion.

     (b) Ground Lessor Approval. Equitable understands that a portion of the Land is leased to Partnership by American General Life and Accident Insurance Company. This Agreement is subject to obtaining from such landlord and its successors, assigns and lenders such consents to the proposed ground lease assignment by Partnership to Equitable contemplated by this Agreement as are required under the operative documents.

     4. Costs and Expenses. Each party shall pay its own legal and accounting fees incurred in connection with the negotiation of this Agreement and the performance of its obligations hereunder other than obligations related to indemnifications set forth or referenced herein. Additional expenses, whether or not the Closing occurs, shall be allocated as follows:

     (a) Partnership. Except as otherwise provided, Partnership shall pay all reasonable and ordinary costs incurred by any party to close this transaction, including, but not limited to, (i) all transfer taxes, documentary stamp, deed transfer, recording charges (including those relating to the discharge of the Security Documents and the Brookdale Letter Agreement, if any; if Partnership wants to record the Brookdale Letter Agreement, then it must pay all charges, including any mortgage tax, resulting from such recording); (ii) the cost of the title insurance policy described in paragraph 6 and any required endorsements thereto;
(iii) the cost of the "as built" survey and certifications as set forth in paragraph 7(b)(ii); and (iv) all taxes required by the State of Michigan to be paid by Partnership relating to Partnership's period of ownership of the Premises, including without limitation the Michigan Single Business Tax, which is a modified value added type tax of 2.35% levied on adjusted tax base allocated or apportioned to Michigan. Partnership agrees that it will reserve One Million Two Hundred Thousand Dollars ($1,200,000) in an account controlled by Partnership or in a liquidating trust to pay its Michigan Single Business Tax. Such reserve shall not be used for any other purpose until Partnership has obtained a certificate from the Commissioner of Revenue for the Michigan Department of Treasury showing that the Michigan taxes administered under the Revenue Act (MCL 205.1) are paid or stating that no such taxes are due.

     (b) Equitable. Equitable shall pay for the fees of any engineer, appraiser, environmental consultant and other experts employed by Equitable.

     5.   Representations, Warranties and Covenants.

     (a) Of Equitable. Equitable represents, warrants and covenants to Partnership, as of the date hereof, as follows:

          (i) Power and Authority. Equitable is a corporation duly organized, validly existing and in good standing under the laws of the State of New York; that Equitable is, to the extent required by law for the transactions contemplated herein, qualified to transact business in the State of Michigan; that Equitable has the power and authority to enter into this Agreement and to consummate the transactions herein contemplated; and that the execution and delivery hereof and of any other documents or instruments to be executed and delivered by Equitable under this Agreement ("Equitable's Closing Documents") and the performance by Equitable of its obligations hereunder will not violate or constitute an event of default under the terms or provisions of any material agreement, document or instrument to which Equitable is a party or by which Equitable is bound.

         (ii) Authorization; Valid Obligation. All proceedings required to be taken by or on behalf of Equitable to authorize Equitable to make, deliver and carry out the terms of this Agreement and Equitable's Closing Documents have been or will be duly and properly taken prior to the Closing Date, and this Agreement and Equitable's Closing Documents shall, upon the execution and delivery thereof, be legal, valid and binding obligations of Equitable, enforceable in accordance with their terms, except as the enforceability thereof may be limited or denied by applicable federal, state or local laws, regulations, codes, orders, ordinances, rules and statutes (collectively, "Laws") relating to bankruptcy, insolvency, reorganization and other similar Laws relating to or affecting creditors' rights generally, and by the unavailability of specific performance, injunctive relief or other equitable remedies.

        (iii) Effect of Agreement. The execution, delivery and performance of this Agreement and Equitable's Closing Documents by Equitable and the consummation of the transactions contemplated hereby in the manner contemplated herein will not (A) violate any provision of Law to which Equitable or the Premises are subject where such violation would have a material adverse effect on the transactions contemplated by this Agreement; (B) violate any judgment, order, writ, injunction or decree of any court applicable to Equitable or the Premises, where such violation would have a material adverse effect on the transactions contemplated by this Agreement; or (C)(i) conflict with any covenant, condition or provision contained in, (ii) require the modification or termination of, (iii) constitute a default under, or (iv) result in the creation or imposition of any lien, pledge, mortgage, claim, charge or encumbrance upon any part of the Premises (except as contemplated by this Agreement) or any part of the property or assets of Equitable pursuant to, in each case described in subparagraphs (i),
     (ii), (iii), or (iv), any corporate charter, bylaw, commitment, contract or other agreement or instrument to which Equitable is a party or by which Equitable or any of Equitable's assets or properties are or may be bound or materially affected where the same would have a material adverse effect on the transactions contemplated by this Agreement.

         (iv) Governmental and Other Consents, Approvals or Licenses. No consent, authorization, license, permit, registration or approval of, or exemption or other action by, any governmental or public body, commission or authority is required in connection with the execution, delivery and performance by Equitable of this Agreement and Equitable's Closing Documents and the performance of its obligations thereunder.

          (v) Litigation. There are no actions, suits or proceedings pending or threatened (within the previous three months) in writing to Equitable before any judicial, legislative or union body or arbitrator or any governmental authority which could have a material adverse effect on Equitable or its ability to consummate the transactions contemplated by this Agreement.

        (vi) Disclosure of Adverse Change. Equitable shall, from the date of this Agreement through the date of Closing, promptly inform Partnership in writing of any material adverse change in the matters described in this paragraph 5(a) and in the matters represented, warranted and covenanted by Partnership under paragraph 5(b) as to which Equitable obtains knowledge.

       (vii) List of Responsible Officers. The term "Responsible Officer" as it relates to Equitable or Equitable Real Estate
     Investment Management, Inc. ("ERE") shall mean those individuals identified in Exhibit V attached hereto whether or not they are officers.

      (viii) Equitable's Knowledge, etc. Wherever reference is made in this Agreement to the receipt of notice by Equitable, written notice to Equitable or a similar standard, the same shall be deemed to refer only to the receipt of any written notice by Equitable or ERE from any third party which is contained in any of the files of either Equitable or ERE on January 19, 1994. Wherever reference is made in this Agreement to Equitable's knowledge, best of knowledge, or a similar standard, the same shall be deemed to include any actual knowledge and/or best of knowledge by Equitable or ERE. A matter shall be considered to be known to Equitable or ERE and therefore shall be considered known to Equitable only if:
     (i) any written notice has been received by Equitable or ERE from any third party and is contained in the files of Equitable or ERE on January 19, 1994, or (ii) any matter has been reduced to writing (including correspondence or internal memoranda) by any employee, director, officer or agent of Equitable or ERE, and is contained in any of the files of either Equitable or ERE on January 19, 1994 or (iii) any matter is known to any Responsible Officer of either Equitable or ERE, provided, however, that no Responsible Officer is under any obligation to make any inquiry with respect to any matter. Equitable shall have no liability for matters known by the center manager, General Growth Management, Inc. ("General Growth"), which are not otherwise within Equitable's knowledge under the foregoing definition. Anything in the files of General Growth that is not in the files of either Equitable or ERE on January 19, 1994 shall not be considered to be known by Equitable or ERE.

     (b) Of Partnership. Partnership represents, warrants and covenants to Equitable, as of the date hereof, as follows; provided, however, Partnership shall not be liable to Equitable for representations, warranties, or covenants (i) regarding matters known to ERE (pursuant to that same knowledge standard as that set forth above regarding Equitable) as of the date of this Agreement (including, without limitation, the presence of asbestos-containing materials in certain portions of the Premises); or (ii) regarding matters existing prior to Partnership receiving title to the Premises from Equitable (except to the extent that such matters were not known by Equitable as seller of the Premises and are known by Partnership as of the date of this Agreement):

          (i) Power and Authority. Partnership is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware; that the Partnership and Midwest Centers Inc., the general partner of Partnership (the "General Partner") are, to the extent required by law for the transactions contemplated herein, qualified to transact business in Michigan and Delaware; that the Partnership has the partnership power and authority to enter into this Agreement and to consummate the transactions herein contemplated; and that the execution and delivery hereof and of any other documents or instruments to be executed and delivered by Partnership and/or the General Partner, as the case may be, under this Agreement (the "Partnership's Closing Documents") and the performance by Partnership and/or the General Partner, as the case may be, of their obligations hereunder will not violate or constitute an event of default under the terms or provisions of any material agreement, document or instrument to which Partnership or the General Partner is a party or by which Partnership or the General Partner is bound.

         (ii) Authorization; Valid Obligation. All proceedings required to be taken by or on behalf of Partnership and the General Partner to authorize Partnership and the General Partner to make, deliver and carry out the terms of this Agreement and Partnership's Closing Documents have been or will be duly and properly taken prior to the Closing Date, and this Agreement and Partnership's Closing Documents shall upon the execution and delivery thereof be legal, valid and binding obligations of Partnership and/or the General Partner, as the case may be, enforceable in accordance with their terms, except as the enforceability thereof may be limited or denied by applicable Laws relating to bankruptcy, insolvency, reorganization and other similar Laws relating to or affecting creditors' rights generally and by the unavailability of specific performance, injunctive relief or other equitable remedies.

        (iii) Effect of Agreement. The execution, delivery and performance of this Agreement and Partnership's Closing Documents by Partnership and/or the General Partner, as the case may be, and the consummation of the transactions contemplated hereby in the manner contemplated herein will not
     (A) violate any provision of Law to which Partnership or the General Partner is subject where such violation would have a material adverse effect on the transactions contemplated by this Agreement; (B) violate any judgment, order, writ, injunction or decree of any court applicable to Partnership or the General Partner, where such violation would have a material adverse effect on the transactions contemplated by this Agreement; or (C)(i) conflict with any covenant, condition or provision contained in, (ii) require the modification or termination of, (iii) constitute a default under, or (iv) result in the creation or imposition of any lien, pledge, mortgage, claim, charge or encumbrance upon the Premises (except as contemplated by this Agreement) or any of the property or assets of Partnership or the General Partner pursuant to, in each case described in subparagraphs (i),(ii),
     (iii), or (iv), any partnership agreement, partnership certificate, commitment, contract or other agreement or instrument to which Partnership or the General Partner is a party or by which Partnership or the General Partner or any of Partnership's or the General Partner's assets or properties are or may be bound or materially affected where the same would have a material adverse effect on the transactions contemplated by this Agreement.

         (iv) Governmental and Other Consents, Approvals or Licenses. No consent, authorization, license, permit, registration or approval of, or exemption or other action by, any governmental or public body, commission or authority is required in connection with the execution, delivery and performance by Partnership and/or the General Partner, as the case may be, of this Agreement and the Partnership's Closing Documents and the performance of their obligations thereunder (except for those required by applicable federal and/or state securities laws which will be obtained when and if required).

         (v) General Partner. The sole general partner of Partnership is the General Partner, a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. All of the issued and outstanding stock of the General Partner is now owned by Lehman Brothers Inc. At all times between the date of this Agreement and the Closing Date, 100% of the beneficial ownership of the issued and outstanding stock of the General Partner is and shall be owned directly or indirectly by Lehman Brothers Inc., and Partnership shall advise Equitable promptly after any change is made in such ownership between the date hereof and the Closing Date.

        (vi) Compliance with Laws. Except as expressly noted to the contrary in the reports relating to the Premises or any portion thereof noted in Exhibit U (the "Reports"), to the best knowledge of Partnership, the use, occupancy and operation of the Premises by the Partnership as presently constructed, used, operated and maintained by Partnership comply with all material applicable Laws, including without limitation, health, safety, building, environmental and fire laws, and the regulations of the local board of fire underwriters and all Laws relating to handicapped persons. Partnership makes no representation herein as to zoning laws, plat act or subdivision control matters.

       (vii) Licenses, Permits, etc. To the best knowledge of Partnership, any necessary certificate(s) of occupancy, certificates, licenses, consents, approvals or permits necessary to the use, occupancy or operation of the Premises by the Partnership as presently constructed, used, operated and maintained by the Partnership have been obtained and paid for and are in full force and effect. To the best knowledge of Partnership, except as set forth on the attached Exhibit F, all tenants of the Premises have certificates of occupancy to the extent required by law. To the best knowledge of Partnership, Exhibit F identifies all of the necessary licenses and permits necessary to the use, occupancy or operation of the Premises as presently constructed, used, operated and maintained.

      (viii) Condition. Between the date hereof and the Closing Date, Partnership will maintain the Premises in substantially the same condition as the Premises were maintained during the entire time Partnership owned the Premises, subject to normal wear and tear and damage resulting from casualty or condemnation (but subject to the provisions of paragraph 8 of this Agreement), and except any improvements made pursuant to paragraph 5A hereof.

        (ix) Notices. Partnership: (A) has received no written notice from any relevant condemning authority of, and is unaware to the best of Partnership's knowledge of, any pending condemnation or negotiation for sale in lieu of condemnation of all or any part of the Premises, (B) has not received written notice within the last six months from any relevant governmental authority of any change in any Law that would materially affect the Premises or any part thereof, (C) has not received written notice from any relevant governmental authority of, and is unaware to the best of Partnership's knowledge as to, any matter that would involve a change in the current access to the Premises from any public street, and (D) has received no written notice from any relevant provider of, and is unaware to the best of Partnership's knowledge of, any reduction in any water, sewer or other utility services or in existing public transportation services presently serving the Premises.

         (x) Encumbrances. From and after the date hereof, and until the Closing Date, Partnership shall not sell, assign, or create any right, title or interest whatsoever in or to the Premises without Equitable's prior written consent, which shall not be unreasonably withheld or delayed, or create or permit to arise (except for the Permitted Exceptions and the mortgages referred to in paragraph 5(b)(xxviii), subject to the provisions of paragraph 6) any liens, encumbrances or charges thereon without Equitable's prior written consent, which shall not be unreasonably withheld or delayed.

        (xi)   Leases.  TO THE BEST KNOWLEDGE OF PARTNERSHIP:

               (A) Exhibit F attached hereto constitutes a true and complete list of all leases, tenancies, permitted subleases and subtenancies, occupancies or rights to occupy any space in the Premises and all amendments and modifications thereof (collectively, the "Leases"). Partnership has provided a complete and correct set of copies of all of the Leases to Equitable and the same have not as of the date hereof been terminated, modified, cancelled, supplemented or amended.

               (B) All of the Leases are in full force and effect, subject to the provisions thereof.

               (C) Each tenant under each Lease is in actual possession of its demised premises except for subtenants noted in Exhibit F (which are, to the best knowledge of Partnership, the only subtenants), has commenced payment of fixed minimum rent thereunder and has completed all required tenant improvements. As of the Closing Date, no lease cancellation fees will remain payable by the landlord under the Leases with respect to any past or present tenant of the Premises.

               (D) No tenant under a Lease has (i) commenced a voluntary case or had entered against it a petition for relief under any federal bankruptcy act or any similar petition, order or decree under any federal or state law or statute relative to bankruptcy, insolvency or other relief for debtors, (ii) caused, suffered or consented to the appointment of a receiver, trustee, administrator, conservator, sequestrator, liquidator or similar official in any federal, state or foreign judicial or nonjudicial proceeding, to hold, administer and/or liquidate all or substantially all of its assets, (iii) made an assignment for the benefit of creditors, or (iv) executed a written sublease for all or part of its demised premises or a written assignment of its Lease, and Partnership has no knowledge of any intention on the part of any tenant to vacate its demised premises prior to the expiration of the term of its Lease.

               (E) The fixed minimum rents set forth on Exhibit F are the fixed minimum rents being collected, and the other rents set forth in Exhibit F are the rents being collected to the extent due, and, except as otherwise set forth on Exhibit F, the fixed minimum rents and any other charges or additional rent to be paid monthly, including but not limited to common area maintenance charges, utility charges, and share of real and personal property tax charges, were actually received for the month immediately preceding the date hereof; and any other rents or other charges last due and payable on other than a monthly basis were actually received for the latest period for which due. No rent has been prepaid for more than one month in advance, and there is no agreement with Partnership or by which Partnership is bound under which any tenant is entitled to (and to the best knowledge of Partnership, no tenant has made a claim or demand for) any rent concessions, credits, offsets against rent, rebates, free rent or construction allowances which would reduce the rents as set forth in Exhibit F.

               (F) Except as otherwise set forth on Exhibit F, all obligations of the landlord under the Leases with respect to performance of work, installation of equipment or payments to tenants on account of tenant's work or installations which are required to be paid or performed prior to the Closing Date have been or by the Closing Date will be in all respects carried out, performed and complied with or effectively waived by the tenant and (except as set forth in subparagraph 11(a)(xiii) no commitment has been made to any tenant for, or payments in respect of free rent, tenant inducement work, repairs, alterations or improvements which remains outstanding.

               (G) Except as otherwise set forth on Exhibit F, no tenant has any renewal, extension, right of first refusal, cancellation, expansion right or option or other interest in title, occupancy or possession of the Premises, or any part thereof.

               (H) Except as otherwise set forth on Exhibit F, there is no non-monetary and no monetary default by any tenant under a Lease, which default remains uncured. Partnership is not to the best of Partnership's knowledge in default under any of the monetary or non-monetary terms of the Leases.

               (I) Except as otherwise set forth on Exhibit F, there are no security deposits.

               (J) Except as otherwise set forth on Exhibit F, Partnership has paid or will prior to Closing pay all currently due leasing and brokerage commissions or similar fees relating to all Leases, and no commissions will remain payable after the Closing in the future on account of Leases currently in effect including leasing commissions which may become due in connection with the exercise by a tenant of any renewal or expansion option (including upon a tenant's failure to exercise a cancellation option). As of the Closing Date and except as otherwise set forth in Exhibit F, there will be no exclusive brokerage agreements or other brokerage agreements in effect with respect to all or any part of the Premises under which Equitable would have any obligation.

               (K) As of the Closing Date no rent or landlord's interest in a Lease affecting the Premises or any part thereof will be assigned or pledged to any third party.

               (L) Except as otherwise set forth on Exhibit F, the terms of the Leases constitute the entire agreement with the tenants thereunder such that there are no understandings, representations, warranties, allowances, concessions or promises not fully set forth therein which would be enforceable against Equitable.

               (M) Except as otherwise set forth on Exhibit F, there have been no claims asserted against Partnership by any tenant in writing for free rent, credits, abatements, offsets or setoffs against rent, additional rent or charges under their Leases, or any other claim or defense asserted in writing against Partnership, monetary or otherwise, by such tenants. There are no such claims or defenses available to any tenant. No tenant is entitled to a refund of any common area maintenance charge or other payment paid to Partnership by reason of a tax reduction proceeding or otherwise. Except as otherwise provided on Exhibit F, Partnership shall not pay any tenant allowances without the prior written consent of Equitable; however, Partnership may pay tenant allowances without Equitable's consent at Partnership's sole cost and expense, and specifically not from any income from the Premises attributable to the period from and after January 1, 1994.

               (N) Partnership shall not enter between the date hereof and the Closing Date into any Lease or renewals, options, extensions, amendments or modifications of any existing Lease ("New Lease") for any space in the Premises, accept a surrender of or terminate any Lease or anticipate the collection of any of the rentals for more than 30 days in advance, without in each case the prior written mutual approval of Partnership and Equitable; provided, however, automatic extensions of existing Leases pursuant to the extension terms currently contained therein that do not require any discretion by landlord shall not require the consent of Equitable.

               (O) Except as otherwise set forth on Exhibit F, no Lease contains a provision which requires the landlord thereunder to assume obligations of the tenant thereunder with respect to property other than the Premises or to take back, sublet, relet or otherwise be responsible for obligations of a tenant under a lease. Except as otherwise set forth on Exhibit F, no tenant under a Lease has an option to acquire space in any other building planned, owned or managed by Partnership.

               (P) Partnership does not have any obligation to pay any interest or other charges to any tenant with respect to any security deposit.

        (xii) Insurance. The insurance schedule attached hereto as Exhibit J describes all insurance policies presently affording coverage with respect to the Premises as of the date hereof, and the information contained therein is true, accurate and complete. As of the date hereof such insurance coverage is in full force and effect and all premiums due therefor have been paid in full. To the best of Partnership's knowledge, no notice has been received from any insurance carrier requiring the performance of any work or repairs or claiming any defects or deficiencies in the Premises, which has not been complied with or will not be complied with prior to Closing. The insurance coverage described in Exhibit J shall, to the extent reasonably available, be kept in full force and effect through and including the Closing Date.

       (xiii) Employees. There will not be any employees of Partnership presently employed at or in connection with the management, operation or maintenance of the Premises which Equitable will be obligated to employ on or after the Closing Date. Partnership and Equitable acknowledge that, upon termination of the Asset Management Agreement and except for employees of the tenants, all employees employed at or in connection with the management, operation or maintenance of the Premises are employed by General Growth.

        (xiv) Service Contracts. To the best knowledge of Partnership, the schedule of service, maintenance, equipment, security, employment, supply and management contracts ("Service Contracts") attached hereto as Exhibit K lists all such oral and/or written contracts (including any purchase orders) affecting the Premises as of the date hereof, true and complete copies of which have been delivered to Equitable. To the best of Partnership's knowledge, except as otherwise set forth in Exhibit K, all such agreements are in full force and effect and have not been further modified or amended as of the date hereof and, Partnership is not in monetary or material non-monetary default thereunder, nor has Partnership received any written notice of any actual or asserted default thereunder. Partnership will not enter into, renew, extend or modify any Service Contracts without the consent of Equitable, which will not be unreasonably withheld, except in the ordinary course of business and provided the same can be terminated without cost or expense to Equitable on thirty (30) days notice. Except as otherwise set forth on Exhibit K, the Service Contracts can be terminated by Equitable on thirty
     (30) days notice. Equitable's consent to Partnership's entry into or renewal, extension, or modification of any Service Contract will be deemed given if Partnership has not received an objection from Equitable in writing setting forth Equitable's objection in reasonable detail within seven (7) days of Equitable's receipt of said Service Contract for approval.

         (xv) Taxes. The copies of the respective real estate tax bills covering the Premises for the periods 1992-1994 are attached hereto as Exhibit L. The Land constitutes one or more separate, self-contained tax lots. To the best of Partnership' knowledge, there are no proceedings pending to increase or decrease the assessed valuation of all or any portion of the Premises.

        (xvi) Litigation. Except as set forth in Exhibit CC, there are as of the date hereof, no actions, suits or proceedings pending, or to the best knowledge of Partnership or the General Partner, threatened in writing, within three
     (3) months prior to the date hereof (whether by private or public or quasi-public persons or bodies) before or by any judicial, administrative or union body or arbitrator, or any governmental authority, against or affecting the Premises or Partnership's interest therein.

       (xvii) Assessments. Except as set forth in Exhibit L, Partnership has received no written notice from any relevant governmental authority and to the best knowledge of Partnership there are no pending bond issues, improvement liens, special assessments, or similar charges or assessments which are presently contemplated or which have been made against the Premises or any part thereof by any governmental authority.

      (xviii) Title. Except as set forth in Exhibit F and in the documents referred to in the estoppels annexed as Exhibit O-l, Partnership has not granted and is otherwise unaware to the best of Partnership's knowledge, of any rights, options, rights of first refusal, or other agreements of any kind to purchase or otherwise acquire any interests in the Premises other than rights to lease provided in the Leases.

        (xix) Bankruptcy. (i) Neither Partnership nor the General Partner has filed any voluntary petition in bankruptcy, has been adjudicated insolvent, nor filed any petition or answer seeking reorganization, rehabilitation, conservation, liquidation, dissolution or similar relief under any federal bankruptcy act or other statute or law relative to bankruptcy, insolvency, or other relief for debtors, nor has sought or consented to or acquiesced in the appointment of any trustee, receiver, conservator or liquidator of all or any substantial part of its assets or interest in the Premises, (ii) no court of competent jurisdiction has entered an order, judgment or decree approving a petition filed against Partnership or the General Partner seeking any reorganization, arrangement, composition, readjustment, liquidation, resolution or similar relief under any federal bankruptcy act, or other statute or law relative to bankruptcy, insolvency or other relief for debtors, and no liquidator has been appointed of Partnership or the General Partner or of all or any substantial part of its assets or its interest in the Premises, (iii) neither Partnership nor the General Partner has given notice to any governmental body of insolvency or pending insolvency, or suspension or pending suspension of operations, and
     (iv) neither Partnership nor the General Partner has made any assignment for the benefit of creditors or taken any other similar action for the protection or benefit or creditors.

         (xx) Notices of Violations. Except as set forth in Exhibit U, to the best of the Partnership's knowledge there are no presently outstanding and uncured written notices from any relevant governmental authority received by Partnership or the manager of the Premises for any actual or asserted violations of any certificate of occupancy or any zoning, subdivision, building, environmental or other Laws, of any nature with respect to the Premises.

        (xxi) Connection Fees. Bills for the installation, connection (and service charges relative thereto) for all water, sewer or public utilities required for the operation of the Premises which have been received have been or will be paid in full prior to the Closing. To the best knowledge of Partnership, there is no basis existing for any other such charges to be billed.

       (xxii) Personalty. The items listed in Exhibit C, other than as "Excluded Personalty", is all the Personalty (other than Personalty not located in or on the Premises which is not used solely in connection with the Premises) owned or leased by Partnership or any Affiliate thereof on the date of this Agreement and located in or on or used in connection with the operation or maintenance of the Premises.

      (xxiii) Utilities. Partnership has delivered to Equitable a true and complete copy of all written agreements by which gas, electricity, water, steam, heat, oil or other utilities serve the Premises as of the date of this Agreement (the "Utility Agreements"), a schedule of which is annexed as Exhibit M. The Utility Agreements are in full force and effect, have not been modified or amended, and, to the best knowledge of Partnership, Partnership is not in default thereunder. Partnership will not enter into any new Utility Agreements or modifications or amendments of the same without Equitable's consent, which shall not be unreasonably withheld. Equitable's consent will be deemed given if not objected to in writing (specifying in reasonable detail the basis for such objection) within seven (7) days of receipt of such new Utility Agreement, or amendment or modification, as the case may be, for approval.

       (xxiv) Agreements. Except as disclosed in the Hudson Letter and to the best knowledge of Partnership, Partnership is not in default under, and the Premises comply with all of the material terms and conditions of, the title exceptions set forth in Exhibit N ("Permitted Exceptions"). With regard to the agreements described in the estoppels set forth in Exhibit O-1 (except for the Leases described therein), except as disclosed in the Hudson Letter and to the best of Partnership's knowledge such agreements are in full force and effect and have not been modified, amended or supplemented, and no party is in default under the agreements and no event has occurred which would, with the passage of time and/or the expiration of a grace period, constitute a default under any of the agreements.

        (xxv) Other Development. Partnership does not own any property within a two mile radius of the Premises. To the extent the Partnership does own property within a two mile radius of the Premises, Partnership covenants that such property shall be included in the term "Premises" and shall be conveyed to Equitable in accordance with the terms and conditions of this Agreement.

       (xxvi) Disclosure of Adverse Change. Partnership shall, from the date of this Agreement through the date of Closing, promptly inform Equitable in writing of any material adverse change in the matters described in this paragraph 5(b) and in the matters represented, warranted and covenanted by Equitable under paragraph 5(a) as to which Partnership obtains knowledge.

      (xxvii) Hazardous Materials. To the best of Partnership's knowledge and except as set forth in the Reports, there are no hazardous materials located on the Premises (except asbestos, which Equitable acknowledges is located in certain portions of the Premises) other than those stored in accordance with all applicable laws at the Premises for the operation thereof or of any of the tenants or occupants thereof in the ordinary course of their business pursuant to their leases or under their operating agreements and in accordance with all applicable laws), and the Premises have not been used for the storage of any oils, petroleum by-products (except for fuel oils and other petroleum by-products or cleaning fluids and/or products stored in accordance with all applicable laws at the Premises for the operation thereof or of any of the tenants or occupants thereof in the ordinary course of their business pursuant to their leases or under their operating agreements and in accordance with all applicable laws). For purposes of this Agreement, hazardous materials shall include, without limitation, any hazardous substance as defined in 42 U.S.C.A.
      9601(14), as amended from time to time through the Closing Date, or any other material regulated by any other law, ordinance or regulation relating to pollution or the protection of health, safety or environment.

     (xxviii) Mortgages. All mortgages or deeds of trust encumbering the Premises are in favor of Equitable.

       (xxix) List of Responsible Officers. The term "Responsible Officer" as it relates to Partnership or the General Partner shall mean those individuals identified in Exhibit V attached hereto whether or not they are officers.

        (xxx) Partnership's Knowledge, etc. Wherever reference is made in this Agreement to the receipt of notice by Partnership, written notice to Partnership or a similar standard, the same shall be deemed to refer only to the receipt of any written notice by Partnership or the General Partner from any third party which is contained in any of the files of either Partnership or the General Partner on January 19, 1994. Wherever reference is made in this Agreement to Partnership's knowledge, best of knowledge, or a similar standard, the same shall be deemed to include any actual knowledge and/or best of knowledge by Partnership or the General Partner. A matter shall be considered to be known to Partnership or the General Partner and therefore shall be considered known to Partnership only if: (i) any written notice has been received by Partnership or the General Partner from any third party and is contained in the files of Partnership or the General Partner on January 19, 1994, or
     (ii) any matter has been reduced to writing (including correspondence or internal memoranda) by any employee, director, officer or agent of Partnership or the General Partner, and is contained in any of the files of either Partnership or the General Partner on January 19, 1994 or
     (iii) any matter is known to any Responsible Officer of either Partnership or the General Partner, provided, however, that no Responsible Officer is under any obligation to make any inquiry with respect to any matter other than as set forth in subparagraph (xxix) above. Partnership shall have no liability for matters known by the center manager, General Growth, which are not otherwise within Partnership's knowledge under the foregoing definition. Anything in the files of General Growth that is not in the files of either Partnership or the General Partner on January 19, 1994 shall not be considered to be known by Partnership or the General Partner. Nothing in this subparagraph (xxx) shall be construed to limit the Partnership's indemnity set forth in paragraph 24(a) of this Agreement indemnifying Equitable against, among other things, damages suffered by Equitable as a result of actions or nonactions of General Growth, as agent for Partnership, including but not limited to damages resulting from claims made by tenants for excessive common area maintenance charges.

     (c)  Survival of Representations, Warranties and Covenants.

          (i) Equitable's representations, warranties and covenants contained in paragraph 5(a) and in Equitable's Closing Date Certificate under paragraph 7(c) and Partnership's representations, warranties and covenants contained in paragraphs 5(b)(i) through (iv) and 5(b)(xxix) and in Partnership's Closing Date Certificate relating thereto shall survive the Closing Date without limitation; provided, that the survival of the Partnership's representation contained in paragraph 5(b)(xxix) as to the accuracy and completeness of the titles listed in Exhibit V as "Responsible Officers" shall not extend the survival period for the representation, warranty, or covenant to which a Responsible Officer's knowledge relates;

         (ii) Partnership's representations, warranties and covenants contained in paragraphs 5(b)(v) through (x), 5(b)(xii) through (xvii), 5(b)(xix) through the first sentence of 5(b)(xxiv) and in Partnership's Closing Date Certificate relating thereto shall survive the Closing Date until June 30, 1995, provided that a written objection regarding such matter has been received by Partnership on or before that date;

        (iii) Partnership's representations, warranties and covenants contained in paragraphs 5(b)(xviii), (xxvii), and (xxviii) and in Partnership's Closing Date Certificate relating thereto shall terminate as of the Closing Date. Partnership's covenant contained in paragraph 5(b)(xxvi) and in Partnership's Closing Date Certificate relating thereto shall survive the Closing Date for the same period that the subject matter of Partnership's required disclosure thereunder would survive the Closing Date; and

         (iv)  Partnership's covenants contained in paragraph
     5(b)(xxv) shall survive the Closing Date until June 30, 1995, provided that a written objection regarding such matter has been received by Partnership on or before that date;

          (v) Partnership's representations, warranties and covenants contained in paragraph 5(b)(xi) and in the last sentence of paragraph 5(b)(xxiv) and in Partnership's Closing Date Certificate relating thereto shall survive the Closing Date as follows:

               (A) Except as provided in subparagraphs (B) and (C) below, Partnership's representations, covenants and warranties shall survive the Closing Date until the earlier to occur of:

                    (1)  the date that Partnership obtains an
               estoppel from the party executing the estoppel under the relevant Lease or under the agreement referred to in Exhibit O-1, as the case may be, but only to the extent that the party executing the estoppel has not taken adverse exception to any matters contained in the estoppel which is in the form attached hereto as Exhibit O or Exhibit O-1, as the case may be, and only to the extent that such estoppel does not adversely conflict with Partnership's representations and warranties contained in paragraph 5(b)(xi) or in the last sentence of paragraph 5(b)(xxiv), as the case may be (and as to any such exceptions and conflicts only until June 30, 1995, provided that Partnership has received written objection regarding such matter by that date), or

                    (2)  until June 30, 1995, provided that
               Partnership has received written objection regarding such matter by that date;

               (B) with respect to any Lease, tenancy or occupancy of 5,000 or more square feet of gross leasable area, the representation and warranty contained in the second sentence of paragraph 5(b)(xi)(A) shall survive the Closing Date until the earliest of (i) the termination or expiration of the term of the Lease, tenancy or other occupancy to which the representations, warranties and covenants apply (including any claimed extensions, renewals or other options, whether or not disclosed herein by Partnership), or (ii) the date Partnership obtains an estoppel from such tenant (but such survival shall terminate only to the extent the tenant's estoppel is not inconsistent in the same manner as set forth in subparagraph (A)(1) of this paragraph 5(c)(v)), or (iii) June 30, 1995, provided that Partnership has received written objection regarding such matter by that date.

               (C) the representations, warranties and covenants contained in any estoppel certificate of Partnership provided to Equitable under paragraph 7(b)(v) in lieu of a tenant's estoppel shall survive the Closing Date until the earliest of (i) the termination or expiration of the term of the Lease, tenancy or other occupancy to which such estoppel relates (including any claimed extensions, renewals or other options, whether or not disclosed herein by Partnership), or (ii) the date Partnership obtains an estoppel from such tenant (but such survival shall terminate only to the extent the tenant's estoppel is not inconsistent in the same manner as set forth in subparagraph (A)(1) of this paragraph 5(c)(v)), or (iii) June 30, 1995, provided that Partnership has received written objection regarding such matter by that date.

         (vi) The representations, warranties and covenants contained in Partnership's Closing Date Certificate which are not otherwise addressed shall survive until June 30, 1995, provided that Partnership has received written objection regarding such matter by that date.

     5A. Equitable's Right to Make Capital Improvements Prior to Closing. Partnership hereby grants to Equitable the right to enter onto the Premises to make capital improvements in connection with relocating and building out new space for Lane Bryant and to make other improvements in order to accommodate the agreement with Ward described in paragraph 3(b) hereof, subject to the execution and delivery of documentation acceptable to both parties. Exhibit B contains a brief description of the improvements contemplated as of the date of this Agreement. Partnership and Equitable agree that if such improvements are made and this transaction does not close for any reason, then the amount of such capital expenditures (including the amount of any free rent or other concessions funded by Equitable to Lane Bryant in connection with such relocation) shall be added to the outstanding principal balance of the loan evidenced by the Note; provided, however, that the maximum amount of such expenditures that can be added to the loan is $1,000,000 and Equitable will not seek reimbursement for any amounts expended over $1,000,000. In addition, Equitable agrees to complete any capital improvements that Equitable commences and to fund such concessions pursuant to this paragraph 5A if this transaction does not close for any reason. If this Agreement is extended by the parties pursuant to paragraph 7A, then there shall be no cap on the amount of capital expenditures that can be added to the loan. Equitable will and hereby does indemnify and hold harmless Partnership, its officers, employees, agents and contractors, against any and all damage to property or injury or death to persons, and from any and all damages, costs, actions, claims, construction liens and liabilities whatsoever (including without limitation claims by tenants and other occupants of Northland) arising out of or in any way connected with the above described construction at Northland, including without limitation costs and reasonable attorneys fees.

     6. Title, Title Insurance, Survey. Equitable's title to the Premises shall be insured by an ALTA Form B owner's policy (extended coverage) of title insurance in the amount of $45,500,000 issued by a major title company (the "Title Company"). Partnership shall provide to Equitable by March 31, 1994 a commitment for the title policy (and endorsements) contemplated by this paragraph 6 and the survey referred to in paragraph 7(b)(ii) and Equitable shall provide its objections to the same within the later of ten
(10) days after Equitable's receipt of both the title commitment and the survey and April 15, 1994. The title insurance shall include such reinsurance with other title companies as Equitable shall usually require. Equitable will not require reinsurance if any of the following title companies issues the policy: Ticor Title Insurance Company, Lawyers Title Insurance Corporation, Old Republic, Chicago Title, or Commonwealth. Such title insurance policy shall show title to the Premises in Equitable, subject only to (i) the Permitted Exceptions including, without limitation, all title exceptions which existed in 1986 when Partnership acquired title to the Premises from Equitable, (ii) any other matters reasonably approved by Equitable, (iii) the standard printed exclusions of Schedule A of such policy, and (iv) all other matters which are expressly provided under this Agreement for Equitable to take subject to. Such title insurance policy shall contain those endorsements set forth in Exhibit N, provided that all such endorsements can be obtained at no or only marginal additional cost.

     7.   Closing.

     (a) Time and Place. (a) The consummation of the transactions contemplated hereby (the "Closing") shall take place at 10:00 a.m. Eastern Standard Time ("EST") on a Business Day (as hereinafter defined) designated by Equitable by at least five (5) Business Days prior notice to Partnership or such later date as may be reasonably requested by Partnership; provided that in all events the Closing shall occur as soon as possible after execution of this Agreement, but in no event later than April 30, 1994, or such later date to which a party extends the Closing pursuant to paragraph 7A (the "Closing Date"). The Closing shall occur at the offices of Miller, Canfield, Paddock and Stone, 150 West Jefferson Avenue, Suite 2500, Detroit, Michigan 48226, or at another mutually acceptable location.

     (b)  Required Deliveries of Partnership.  At the Closing,
Partnership shall execute and/or deliver the following (all such documents, the forms of which are not exhibits to this Agreement, to be in a form reasonably satisfactory to Partnership and Equitable):

          (i) Partnership's Deed "C" in the form annexed as Exhibit Y conveying fee simple and marketable title (except with reference to matters set forth in the next to last sentence of paragraph 6) to the Premises;

         (ii) an "as-built" survey of the Land and the Improvements, complying with the survey standards of the American Land Title Association to the extent necessary to delete the title "survey exception" (except as to area) and which shall be certified by the surveyor to Partnership, Equitable and the Title Company in a form reasonably acceptable to Equitable;

        (iii)  a Bill of Sale for conveyance of the Personalty, "AS
     IS, WHERE IS";

         (iv) an Assignment and Assumption of Leases (including the security deposits thereunder) in the form annexed as Exhibit W;

          (v) Partnership shall use reasonable efforts to obtain the estoppel certificates from all tenants under the Leases (who are required by the terms of their leases to deliver an estoppel certificate) and failure of Partnership to obtain any of the estoppel certificates required by this subparagraph (v) shall relieve Equitable from any obligation to proceed with the Closing: an estoppel certificate in the form annexed hereto as Exhibit O from each tenant under a Lease of any part of the Premises occupying more than 5,000 gross leasable square footage of primary space, and estoppel certificates in the forms annexed as Exhibit O-1 for each of the major department stores referenced therein;

         (vi) a notice addressed to the tenants in the respective Premises informing them of the Closing and of the assignment of its lease and delivery of any security deposit thereunder to Equitable;

        (vii) the originals (or true copies, if originals are not available) of all certificates, approvals, permits, licenses, warranties, or guarantees in Partnership's possession or in possession of any manager or agent affecting or relating to the Premises, unless same are posted at the Premises;

       (viii) the originals (or true copies if originals are not available) of all of the Leases, Service Contracts, employment contracts, Utility Agreements and any other agreements in the possession of Partnership or its agents affecting or relating to the Premises. Partnership shall, after the Closing, be provided reasonable access by Equitable to copies of documents (and originals thereof if absolutely necessary) set forth in items (vii) and (viii) of this paragraph 7(b) to the extent reasonably required by Partnership, such as in the prosecution or defense in any litigation, governmental matter or other proceeding;

         (ix) an updated Exhibit F with regard to the Leases, dated as of the Closing;

          (x) an affidavit regarding the status of Partnership as not being a foreign person pursuant to Section 1445 of the Internal Revenue Code of 1986;

         (xi)  an assignment and assumption of all Service
     Contracts, Utility Agreements, and Intangibles in the forms annexed as Exhibit H.

        (xii) all operation, rental and maintenance records and documents as such relate to the Premises in the possession of Partnership or its agents, including without limitation, tenant files, marketing brochures, visual aids, tenant correspondence, budgets, blueprints, plans and specifications, drawings, engineering reports, environmental energy management reports, topographical and other studies and all other books and records;

       (xiii) a fully executed original (or true copy if an original is not available) of the Management Agreement for the Premises;

        (xiv) such other instruments as may be reasonably required by Equitable or reasonably appropriate to consummate this transaction;

         (xv) the opinion of Willkie Farr & Gallagher, counsel for Partnership, in the form annexed as Exhibit S-1;

        (xvi) certificate of limited partnership of Partnership in Delaware and Michigan, certificate of good standing and certified corporate resolutions of the General Partner authorizing the transactions contemplated hereby on behalf of Partnership and incumbency certificates for each individual officer of the General Partner executing documents described in this Agreement;

       (xvii) a certificate ("Closing Date Certificate") signed by an authorized officer of the General Partner on behalf of Partnership, under which the Partnership restates in full the representations, covenants and warranties contained in paragraph 5(b) and advises Equitable of any matters represented, warranted and covenanted in paragraph 5(a) as to which Partnership obtains knowledge, qualified with any exceptions or changes to such respective representations, covenants and warranties, including any Exhibits in connection therewith as have become known to Partnership (excluding any by notice from Equitable) since January 19, 1994; provided, however, Partnership shall only restate such representations, covenants and warranties to the extent such warranties were originally made in paragraph 5(b). Partnership's Closing Date Certificate shall also state that, to the best of Partnership's knowledge and except as specified therein, no tenant under a Lease having 10,000 square feet or more of demised premises under such Lease or party to any of the agreements described in Exhibit O-1, between the date of this Agreement and the Closing Date: (i) has vacated the premises demised under such Lease or referred to in such agreements,
     (ii) has advised Partnership in writing that it intends to vacate the premises demised under such Lease or referred to in such agreements, or (iii) has done any of the following, of which the Partnership has been advised in writing: (A) commenced a voluntary case or had entered against it a petition for relief under any federal bankruptcy act or any similar petition, order or decree under any federal or state law or statute relative to bankruptcy, insolvency or other relief for debtors, (B) caused, suffered or consented to the appointment of a receiver, trustee, administrator, conservator, sequestrator, liquidator or similar official in any federal, state or foreign judicial or nonjudicial proceeding, to hold, administer and/or liquidate all or substantially all of its assets, or (C) made an assignment for the benefit of creditors. The representations made in the Partnership's Closing Date Certificate pursuant to the previous sentence shall survive the Closing until June 30, 1995, provided that Partnership has received written objection regarding such matter on or before such date. Partnership shall provide to Equitable as promptly as possible after receipt, but no later than the Closing Date copies of any reports received by Partnership or the General Partner relating to the Premises. All references in paragraph 5 to the date of this Agreement (or words of similar meaning) shall be stated to read in such Closing Date Certificates as of the Closing Date.

      (xviii) a certificate signed by an authorized officer of the General Partner on behalf of Partnership, to the best of Partnership's knowledge, as such term is defined in paragraph 5(b)(xxxi) (which certificate shall survive the Closing Date until June 30, 1995), certifying that no action, suit or proceeding before any court or any governmental body or authority pertaining to the transactions contemplated by this Agreement or its consummation or pertaining to the Premises or any part thereof not disclosed to or consented to by Equitable has been instituted or threatened (in writing by a credible source) against Partnership which would have a material adverse effect on either the transactions contemplated under this Agreement or the Premises or any part thereof on or before the Closing Date; or, alternatively, if any such action, suit or proceeding is disclosed in such certificate, an agreement to hold harmless and indemnify Equitable from and against any cost, claims, expenses, liabilities or penalties arising out of such suit, action or proceeding in form and substance reasonably satisfactory to Equitable.

        (xix) payment of the premium and delivery of the order to issue the title policy in the form and substance set forth in paragraph 6 (including the required endorsements) and any affidavits or certifications reasonably required by the Title Company to issue such policy;

         (xx) all security deposits held by Partnership for tenants under the Leases;

        (xxi)  the letter agreement (the "Brookdale Letter
     Agreement") in the form attached as Exhibit D relating to the first mortgage and promissory note on the Brookdale Center in Brooklyn Center, Minnesota ("Brookdale");

       (xxii)  the Release Agreement in the form attached as
     Exhibit I-1;

      (xxiii) satisfactory evidence that there are no currently effective Uniform Commercial Code financing statements filed with respect to the Personalty except those in favor of Equitable, other than as set forth in Exhibit N. The provisions of the foregoing sentence shall not apply to Uniform Commercial Code financing statements filed by or with respect to any tenant under the Leases or any of the property or leasehold improvements owned by them;

       (xxiv)  an Assignment and Assumption of Operating
     Agreements/Ground Lease (as to anchor stores) in the form attached as Exhibit Q;

        (xxv) an Assignment and Assumption of ground lease with American General Life Insurance Company in the form attached as Exhibit R.

     (c)  Required Deliveries of Equitable.  At the Closing,
Equitable shall execute and/or deliver to Partnership (all such documents, the forms of which are not exhibits to this Agreement, to be in a form reasonably satisfactory to Partnership and Equitable):

          (i) Equitable's discharge and termination of the Security Documents and all borrower indemnifications contained therein, in the form attached as Exhibit T and the return of the original Note marked cancelled;

         (ii) $6,600,000, subject to the adjustments set forth in paragraph 11, payable by wire transfer on the Closing Date, in immediately available funds, to the bank account for such party or parties as Partnership may designate to Equitable in writing;

         (ii) an Assignment and Assumption of Leases in the form attached as Exhibit W;

        (iii) an opinion of counsel to Equitable and an opinion of counsel to EML in the forms attached, respectively, as Exhibits S-2 and S-3;

         (iv) a certificate dated the Closing Date (the "Closing Date Certificate") signed by Equitable, and a Closing Date Certificate signed by EML, which restates the representations, covenants and warranties of Equitable and EML, respectively, contained in paragraph 5(a) and advises Partnership of any matters represented, warranted and covenanted in paragraph 5(b) as to which Equitable and EML, respectively, obtains knowledge, qualified with any exceptions or changes to such respective representations, covenants and warranties, including any Exhibits in connection therewith as have become known to Equitable and EML (including by notice from Partnership) since January 19, 1994. All references in paragraph 5 to the date of this Agreement (or words of similar meaning) shall be stated to read in such Closing Date Certificates as of the Closing Date;

          (v) a certificate signed by an authorized officer of Equitable stating that, to the best of his knowledge and belief after reasonable inquiry, no action, suit or proceeding before any court or any governmental body or authority pertaining to the transactions contemplated by this Agreement or its consummation have been instituted or threatened in writing by a credible source against Equitable on or before the Closing Date which would have a material adverse effect on the transactions contemplated under this Agreement;

         (vi) the Brookdale Letter Agreement in the form attached as Exhibit D;

        (vii)  the Release Agreement in the form attached as
     Exhibit I-2;

       (viii)  an Assignment and Assumption of all Service
     Contracts, Utility Agreements, and Intangibles in the forms annexed as Exhibit H.

         (ix)  an Assignment and Assumption of Operating
     Agreements/Ground Lease (as to anchor stores) in the form attached as Exhibit Q;

          (x) an Assignment and Assumption of ground lease with American General Life Insurance Company in the form attached as Exhibit R.

     (d) Other Documents. In all of the above cases, each party shall also execute and/or deliver such other documents, opinions and agreements as may be required hereunder.

     7A. Extension of Agreement. Notwithstanding anything to the contrary contained in this Agreement, unless both Partnership and Equitable shall elect to keep this Agreement in full force and effect by each giving notice actually delivered to and received by the other on or prior to 5:00 p.m., New York City time on April 30, 1994, this Agreement shall terminate and be of no further force and effect without liability of Partnership or Equitable (except that the provisions of paragraphs 4 and 9 shall survive such termination); provided, however, that either party may elect to extend such deadline until June 30, 1994, if such party needs more time to satisfy the conditions precedent set forth in paragraph 3 (with respect to Equitable) and paragraph 3A (with respect to Partnership).

     8.   Destruction of Improvements or Condemnation.

     (a) Damage in Excess of $2,000,000 or Material Condemnation. If (i) the Premises or any portion thereof are damaged by fire or other casualty prior to the Closing Date and in the reasonable judgment of an architect, engineer or contractor designated by Partnership and approved by Equitable, such approval not to be unreasonably withheld or delayed, the cost of repairing such damage exceeds $2,000,000, or (ii) the Premises or any portion thereof have been subject to condemnation prior to the Closing Date and such condemnation would materially interfere with the use of the Premises, then Equitable shall have the option of (i) proceeding with the Closing without any abatement of the consideration to be paid by Equitable and taking the Premises "as is", together with an assignment from Partnership of its rights to receive any insurance or condemnation proceeds which may be payable by virtue of the loss or damage (including rental loss insurance for the period after the Closing Date), and payment by Partnership to Equitable of any deductible amount applicable to such insurance, or (ii) cancelling this Agreement without further obligation or liability (except for those set forth in paragraphs 4 and 9, which shall survive the termination of this Agreement). The option to terminate shall be exercised by Equitable within ten (10) days after Equitable receives notice from Partnership of such estimated cost of repairing the damage. If Partnership does not receive any such notice within such 10-day period, Equitable shall be deemed not to have terminated this Agreement.

     (b) Damage of $2,000,000 or Less and Not Material Condemnation. If (i) the Premises or any portion thereof are damaged by fire or other casualty prior to the Closing Date and in the reasonable judgment of an architect, engineer or contractor designated by Partnership and approved by Equitable, such approval not to be unreasonably withheld or delayed, the cost of repairing such damage is $2,000,000 or less, or (ii) the Premises or any portion thereof have been subject to condemnation prior to the Closing Date and such condemnation would not materially interfere with the use of the Premises, then Equitable shall proceed to Closing without any abatement of the consideration to be paid by Equitable and shall take title to the Premises "as is", together with an assignment by Partnership of its rights to receive all insurance or condemnation proceeds (including rental loss insurance for the period after closing) which may be payable by virtue of same, and payment by Partnership to Equitable of any deductible amount applicable to such insurance. The provisions of this paragraph 8 shall survive the Closing or earlier termination of this Agreement.

     9. Commissions. Notwithstanding anything contained in this Agreement to the contrary, Partnership shall be responsible for any commission paid to Lehman Brothers Inc. with respect to this transaction. Equitable and Partnership each represent that they have dealt with no person or entity other than Lehman Brothers Inc. that might result in the obligation to pay a sales or brokerage commission or finder's fee with respect to this transaction. Partnership shall indemnify, defend and hold harmless Equitable for any such commission or fee that is claimed by any broker or similar person or entity claiming to have acted through Partnership, including without limitation Lehman Brothers Inc., together with any costs and expenses (including reasonable attorney's fees and disbursements) incurred in connection therewith. Equitable shall indemnify, defend and hold harmless Partnership for any such commission or fee that is claimed by any broker or similar person or entity claiming to have acted through Equitable, excluding Lehman Brothers Inc., together with any costs and expenses (including reasonable attorney's fees and disbursements) incurred in connection therewith. The provisions of this paragraph 9 shall survive the Closing or any earlier termination of this Agreement.

     10.  Assignment.

     (a) Assignment by Equitable. Equitable shall have the right to assign this Agreement and Equitable's rights hereunder, or any part thereof, to any general or limited partnership, corporation or other entity (whether by way of direct assignment or through any intermediate assignments), provided that Equitable shall have a controlling interest in such entity and shall remain liable hereunder notwithstanding such assignment. Such right shall include, but not be limited to, the right of Equitable to take title to the Premises as a tenant in common with EML. Nothing contained herein shall be construed to prohibit Equitable from selling the Premises to any third party unaffiliated with Equitable at any time after the Closing. Notwithstanding anything contained in this Agreement to the contrary, if EML refuses to close for any reason, then Equitable shall not be obligated to close this transaction.

     (b) Assignment By Partnership. Partnership shall not have any right to assign this Agreement or any of its rights hereunder without the prior written consent of Equitable, which consent shall not be unreasonably withheld, but Partnership shall not be relieved of any liability hereunder.

     11.  Adjustments.

     (a) Closing Adjustments. Except as otherwise provided herein, the following items shall be prorated as of 12:01 a.m. EST on January 1, 1994 (the "Proration Date"):

          (i) Real Estate taxes, personal property taxes, unmetered water and sewer rents and charges, common area maintenance charges, unmetered utility fees and charges, and all other fees, taxes and periodic charges relating to or payable in connection with the use, occupancy, maintenance, ownership and operation of the Premises shall be apportioned and prorated on the basis of the fiscal year for which assessed, whether or not payable in such fiscal year, on the basis of the most recent bill for the Premises, but shall be equitably adjusted later if any estimated taxes are incorrect. Partnership and Equitable agree that the proration of real estate taxes due on July 1, 1993 and December 1, 1993 shall be shown on Exhibit E attached hereto. Partnership and Equitable agree that Partnership is entitled to reimbursement for the insurance through the Closing Date, which Partnership represents and warrants to Equitable has been paid by Partnership at least through the Closing Date, covering the period from January 1, 1994 to the Closing Date. Partnership acknowledges that Equitable will obtain its own insurance after the Closing Date. The parties acknowledge that the 1993 and 1994 tax assessments for the Premises have been appealed to the Michigan Tax Tribunal in Case No. 192809. Any change in the 1993 assessment will affect the taxes paid in the summer of 1993 (City and partial school taxes) for the fiscal year from July 1, 1993 through June 30, 1994 and the taxes paid in the winter of 1993/1994 (County and balance of school taxes) for the fiscal year from January 1, 1994 through December 31, 1994 (for the County taxes) and from July 1, 1993 through June 30, 1994 (for the balance of the school taxes). Any change in the 1994 assessment will similarly affect taxes for 1994/1995. Partnership hereby assigns to Equitable its interest in any rebates resulting from such appeal for the purpose of collecting such rebates, and Partnership shall execute such other documentation necessary to effectuate such assignment. Equitable shall promptly notify Partnership of its receipt of any tax rebates and the parties agree to equitably adjust the tax proration promptly after Equitable's receipt of such rebates after taking into account any rebates owed to tenants or any offsets or credits given to tenants against future rent. Such prorations shall be reviewed by the parties' respective attorneys.

         (ii) Basic or minimum rents for the period January 1, 1994 through the Closing Date payable by any tenant, including any major department store, collected and received by Partnership less expenses shall be delivered to Equitable at the Closing Date. Any such rents for any period prior to or including December 31, 1993, delinquent as of the Closing Date, shall not be prorated at Closing but shall (to the extent of any delinquencies existing on the Closing Date) be remitted to Partnership out of the rents received by Equitable after Closing which remain after being applied (i) first, to current rents due for the month in which the payment is received, or for the following month if a payment is received during the last three (3) days of a month; (ii) second, to any rental delinquency for the period January 1, 1994 to the Date of Closing and (iii) third, to any delinquencies applicable to the period prior to January 1, 1994. Nothing contained in this Agreement shall prohibit Partnership from suing any tenants or former tenants for rent arrearages for periods prior to the Closing, provided that such suits shall not seek a termination of any Lease or an eviction of any tenant under a Lease.

        (iii) Additional rent or other sums payable by any tenant, including but not limited to any major department store, on account of any promotional fund or merchants association, common area maintenance, utility charges, real estate taxes and insurance premiums shall be prorated between Partnership and Equitable at Closing if possible or if not when the sums are ascertainable, and Equitable shall remit to Partnership, within ten (10) days after receipt, such additional rent as is payable on account of Partnership's period of ownership of the Premises. The parties acknowledge that estimates of common area maintenance charges, taxes and other reimbursable expenses are billed to tenants every month, that on or about March 31 of each year final bills are sent out which may bill additional amounts or indicate refunds are in order, and that adjustments in the closing statements may be necessary as a result of such final billings.

         (iv) As to each Lease tenant or department store operator who pays percentage rents based upon sales at its store, Partnership shall be entitled to and shall receive percentage rents based upon actual sales at such store occurring prior to the Proration Date ("Partnership's Percentage Rents"), and Equitable shall be entitled to receive percentage rents based upon actual sales occurring from and after the Proration Date. At Closing, Partnership shall receive Partnership's Percentage Rents collected as of the Closing Date. Any of Partnership's Percentage Rents that are due after the Closing Date, but which are based upon actual sales occurring prior to the Proration Date, shall be paid to Partnership promptly after collection. Any of Partnership's Percentage Rents that are delinquent and collected by Equitable or its agents after the Closing Date shall be deposited into an account established by Equitable. On November 30, 1994, Equitable shall disburse any amounts on deposit in such account to Partnership. Any arrearages of Partnership's Percentage Rents still outstanding on November 30, 1994, shall be assigned to Partnership at Partnership's option. Partnership shall pay all costs of collecting such arrearages.

          (v) Fees and charges under Service Contracts for the period January 1, 1994 to Closing Date if not already paid pursuant to the other provisions of this Agreement, including employment costs for employees of the manager at the Premises if any (other than the asset manager); provided, that deferred vacation, deferred pension contributions and all other deferred compensation shall be paid by Partnership.

         (vi) Partnership shall endeavor to have all meters read and final bills rendered for all metered utilities servicing the Premises including, without limitation, water, sewer, gas and electricity, for the period to and including the Proration Date, and Partnership shall pay such bills, except in the case of utility charges paid or payable by any tenants, subtenants or other occupants directly to the utility companies. In the event final bills cannot be obtained by Partnership through and including the Proration Date, the utility charges shall be prorated on the basis of the most current billing in each instance and upon receipt of the statement from any utility whose charges were so prorated, the actual amount of the statement for the period which extends beyond the Proration Date shall be reprorated and adjustments shall be made as such reproration requires.

        (vii) Fuel, if any, based on Partnership's cost thereof including any sales tax. The amount of fuel shall be estimated in writing by Partnership's fuel company on or about the Proration Date.

       (viii) Charges and transferable deposits under any Service Contracts and Utility Agreements.

         (ix) Merchant association or promotional fund dues or fees whether paid pursuant to leases or other agreements.

          (x) All other customary items of revenue or operating expense.

         (xi) Partnership shall pay for all goods delivered and services rendered at or in connection with the Premises prior to 12:01 a.m. on January 1, 1994 and Equitable shall pay for all goods delivered and services rendered at or in connection with the Premises from and after January 1, 1994.

        (xii) In the event that, between January 1, 1994 and the Closing Date, Partnership enters into any New Lease with Equitable's written consent for space which is either vacant on the date of this Agreement or becomes vacant between the date of this Agreement and the Closing Date by reason of a Lease existing on the date hereof expiring pursuant to its terms and such New Lease is in effect as of the Closing Date, then the cost actually incurred by Partnership in preparing the space for such new tenant, for brokerage commissions payable with respect to the New Lease and for other reasonable out-of-pocket expenses actually incurred by Partnership, and for any abatement of rent or free rent granted by Partnership to such new tenant ("Leasing Costs") shall be reimbursed to the Partnership by Equitable if not previously reimbursed pursuant to the provisions of this Agreement.

     (b) Accounting for Period from January 1, 1994 to Closing. Partnership and Equitable shall cooperate with each other to obtain an accounting from General Growth for the period from January 1, 1994 to Closing. If such accounting discloses any payments to or for the benefit of Partnership during such period after the payment of usual operating expenses for the Premises, Partnership agrees to remit the amount of such payments to Equitable within ten (10) days after receipt of written notice from Equitable. At Equitable's option, Equitable may offset any amounts owed by Partnership to Equitable against any amounts payable by Equitable to Partnership.

     (c) Arrearages. Equitable shall establish an account in which Arrearages (as hereinafter defined) collected by Equitable or Partnership, or their respective agents, shall be deposited. "Arrearages" shall mean any and all revenue from the Premises (including without limitation, any and all rents, whether basic, minimum, additional, or other rents (but excluding percentage rents), and common area maintenance charges) delinquent as of December 31, 1993. On November 30, 1994, Equitable shall retain $500,000 cash and disburse any amounts on deposit in such account over $500,000 to Partnership. Any Arrearages still outstanding on November 30, 1994, shall be assigned to Partnership at Partnership's option. Equitable shall pay all costs of collecting the Arrearages incurred through November 30, 1994, and thereafter, Partnership shall pay all costs of collecting any Arrearages assigned to Partnership. Equitable will determine which Arrearages to collect by legal action unless Partnership wants to pay the costs of collection, including legal fees. Partnership hereby authorizes Equitable to collect, by legal action or otherwise, such Arrearages as well as any other revenues from the Premises and to disburse such amounts collected in accordance with this Agreement. Partnership and Equitable agree that Partnership shall be liable for any claims made by tenants relating to actions or nonactions occurring prior to January 1, 1994. The parties agree further that Equitable shall be liable for any claims made by tenants relating to actions or nonactions occurring from and after January 1, 1994, except actions or nonactions resulting from the negligence or willful misconduct of Partnership and/or General Growth.

     (d) Survival. The provisions of this paragraph 11 shall survive Closing until June 30, 1995, provided that Partnership has received written objection regarding such matters on or before that date.

     (e) Cooperation. The parties will cooperate with each other following Closing to facilitate the proper billing of tenants and the collection and allocation of monies owing.

     12. Notices. All communications, notices, requests, approvals and demands of any kind which any party may be required or may desire to give to or serve upon any other in connection with this Agreement shall be made in writing and delivered by (i) personal service to an officer of the party addressed, (ii) overnight courier, (iii) registered or certified mail, postage prepaid, return receipt requested, or (iv) by telecopy; all addressed to the following addresses:

          To Partnership:

               Midwest Centers Inc.
               388 Greenwich Street, 28th Floor
               New York, New York  10013
               Attn: Mr. Paul Abbott
               Fax:  (212) 464-5156

          With copies to:

               Willkie Farr & Gallagher
               153 East 53rd Street
               New York, New York  10022
               Attn: Stephen W. Greiner
               Fax:  (212) 821-8111

               Willkie Farr & Gallagher
               Three Lafayette Centre
               1155 21st Street, N.W.
               Suite 600
               Washington, D.C.  20036-3384
               Attn:  Thomas F. Kaufman, Esq.
               Fax:  (202) 887-8979

          To Equitable:

               Equitable Real Estate Investment
                 Management, Inc.
               The Equitable Building
               455 North Cityfront Plaza Drive
               Chicago, Illinois  60611
               Attn:  Charles R. Beaver
               Fax:  (312) 527-5172

          With copies to:

               The Equitable Life Assurance Society
                 of the United States
               787 Seventh Avenue
               New York, New York  10019
               Attn:  Norman J. Abrams, Esq.
               Fax:  (212) 554-3745

               Miller, Canfield, Paddock and Stone
               150 West Jefferson Avenue
               Suite 2500
               Detroit, Michigan 48226
               Attn:  Allen Schwartz, Esq.
               Fax:  (313) 496-8450

Any notice delivered by personal service shall be deemed to have been received when delivered. Any such notice sent by overnight courier shall be deemed to have been received on the next Business Day and any notice sent by mail shall be deemed to have been received by the addressee on the third Business Day after posting in the United States mail. Any notice sent by telecopier shall be deemed to have been received as of the time sent. A party may change its address or the addresses for copies of notice by giving the other party written notice thereof as herein provided.

     13. Errors. If any errors or omissions are made at Closing with respect to any adjustment or proration, or after Closing with respect to any post-Closing adjustment or apportionment the parties shall make the appropriate corrections promptly after the discovery thereof. The provisions of this paragraph 13 shall survive the Closing until June 30, 1995.

     14. Incorporation of Prior Agreements. This Agreement contains the entire understanding of the parties hereto with respect to the subject matter hereof, and no prior or other contemporaneous written or oral agreement or understanding pertaining to any such matter shall be effective for any purpose.

     15. Modification of Agreement. No provision of this Agreement may be amended or modified except by an agreement in writing signed by the parties hereto or their respective successors in interest.

     16. Attorneys' Fees. If any party commences an action against any other to enforce any of the terms of this Agreement or because of the breach by any party of any of the terms hereof, the losing or defaulting party shall pay to the prevailing party reasonable attorneys' fees, costs and expenses incurred in connection with the prosecution or defense of such action.

     17. Construction of Agreement. The language in all parts of this Agreement shall be in all cases construed simply according to its fair meaning and not strictly for or against any of the parties hereto. The table of contents and headings at the beginning of paragraphs, subparagraphs and exhibits of this Agreement are solely for the convenience of the parties and are not a part of this Agreement. When required by the context, whenever the singular number is used in this Agreement, the same shall include the plural, and the plural shall include the singular; the masculine gender shall include the feminine and neuter genders and vice versa; and the word "person" shall include an individual, a corporation, partnership, association or other form of legal entity. For purposes of this Agreement, a Business Day shall be any day that the New York Stock Exchange is open for business. The recitals in and exhibits to this Agreement (when incorporated by amendment in accordance with paragraph 31) are incorporated herein and to be given the same effect as the other terms of this Agreement. Time shall be of the essence for each and every term of this Agreement.

     18. Further Acts. Each party, upon the request of any other, agrees to perform such further acts and to execute and deliver such other documents as are reasonably necessary to carry out the provisions of this Agreement. The provisions of this paragraph 18 shall survive the Closing.

     19. Survival of Obligations. The obligations of the parties set forth in this Agreement, except as expressly provided herein to the contrary, shall not survive the Closing and the execution and delivery of the Deed.

     20. Successors and Assigns. This Agreement shall inure to the benefit of and shall be binding upon all of the parties hereto, and their respective heirs, executors, administrators, successors and permitted assigns.

     21. Law to Apply. This Agreement shall be construed in accordance with and governed by the laws of the State of New York.

     22. Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Agreement by signing any of such counterparts.

     23.  Remedies.

     (a) Of Equitable. Upon Partnership's wilful and intentional failure to perform its obligations under this Agreement which are within Partnership's power to perform, Equitable shall have all remedies available at law or in equity, including but not limited to the right to bring an action for specific performance and the right to sue for consequential, punitive, and other speculative damages, provided, however, Partnership shall not be liable for lost profits. Both parties agree and recognize that Partnership's performance under this Agreement is unique and that monetary damages alone would not adequately compensate Equitable if Partnership fails to perform this Agreement and that Equitable should be entitled to specific performance.

     (b) Of Partnership. Upon Equitable's wilful and intentional failure to perform its obligations under this Agreement which are within Equitable's power to perform, Partnership shall have all remedies available at law or in equity, including but not limited to the right to bring an action for specific performance and the right to sue for consequential, punitive, and other speculative damages, provided, however, Equitable shall not be liable for lost profits.

     (c) Survival. The provisions of this paragraph 23 shall survive the Closing. The provisions of this paragraph 23 shall not limit the effects of any other indemnities given pursuant to any of the documents executed by the respective parties hereto or their affiliates in connection with this transaction, including without limitation the surviving indemnities under the Asset Management Agreement.

     24.  Indemnification.

     (a) By Partnership. Subject to the provisions of paragraphs 5(c) and 21, Partnership hereby agrees to indemnify, defend and hold harmless Equitable, its successors and assigns, with respect to all loss, expense (including reasonable attorneys' fees and disbursements), damage and liability arising out of or in connection with or resulting from any action or nonaction relating to (i) the Premises occurring on or prior to the Closing Date, or
(ii) any breach or inaccuracy of any representation or warranty of Partnership under this Agreement (to the extent permitted under this Agreement). Partnership agrees, to the extent not covered by insurance, to indemnify, defend and hold Equitable harmless from and against (A) any damages resulting from any litigation set forth in Exhibit CC and (B) any damages resulting from any other action, suit or proceeding before or by any judicial, administrative or union body or arbitrator, or any governmental authority, against or affecting the Premises or Partnership's interest therein which relates to the Partnership's period of ownership of the Premises. Partnership shall control the defense and settlement of all such litigation after the Closing.

     (b) By Equitable. Subject to the provisions of paragraphs 5(c) and 21, Equitable hereby agrees to indemnify, defend and hold harmless Partnership, its successors and assigns, with respect to all loss, expense (including reasonable attorneys' fees and disbursements), damage and liability arising out of or in connection with or resulting from any action or nonaction relating to (i) the Premises occurring after the Closing Date, or (ii) any breach or inaccuracy of any representation or warranty of Equitable under this Agreement (to the extent permitted under this Agreement).

     (c) Survival. The provisions of this paragraph 24 shall survive the Closing or the earlier termination of this Agreement without any time limitation.

     25. Severability. The unenforceability of any provision of this Agreement shall in no way affect any of the other provisions of this Agreement, which shall remain in full force and effect.

     26. No Other Beneficiaries. This Agreement is for the sole benefit of the parties hereto and their successors and assigns and no other person shall be entitled to rely upon or receive any benefit from this Agreement.

     27. "As Is". Subject to Equitable's right to make an independent investigation of the Premises pursuant to paragraph 3(d) and Equitable's satisfaction of such investigation as a condition to Equitable's obligation to Close, the Equitable agrees that (a) it has not relied on any information, materials or other oral or written statements other than as set forth in this Agreement and (b) it is purchasing the Premises "as is" which means in its physical condition on the date hereof.

     28. Recording. Neither Partnership nor Equitable shall record this Agreement nor a memorandum nor short form thereof without the prior written consent of the other and any breach of this provision shall be a material default by the breaching party under this Agreement.

     29. Conditional Waiver of Appraisal. Equitable hereby conditionally waives Partnership's obligation under the Mortgage and other related loan instruments to deliver an appraisal of the Premises; provided, however, such waiver shall terminate as of, and Partnership shall deliver an appraisal in accordance with the Mortgage and such other loan documents within thirty (30) days following, the earlier of (a) notice by either party to the other of termination of this Agreement in accordance with the terms hereof, or (b) April 30, 1994 or such later date as the expiration date of this Agreement may be extended to or as may otherwise be mutually agreed to by the Partnership and Equitable. Notwithstanding anything contained in this Agreement to the contrary, other than the conditional waiver described in this paragraph 29, nothing contained in this Agreement shall constitute a modification, either express or implied, to the Note, the Mortgage or any other Security Document.

     30.  Definitions.

     "Asset Management Agreement" shall mean the Asset Management
Agreement dated December 30, 1986 between Partnership and ERE.

     "Brookdale" shall have the meaning set forth in paragraph
7(b)(xxi).

     "Business Days" shall have the meaning set forth in paragraph
11(a) (iv).

     "Closing" shall have the meaning set forth in paragraph 7(a).

     "Closing Date" shall have the meaning set forth in paragraph
1.

     "EML" shall have the meaning set forth in paragraph 3(c).

     "ERE" shall have the meaning set forth in paragraph 2A.

     "Equitable" shall have the meaning set forth in the introductory paragraph on page 1.

     "Equitable's Closing Documents" shall have the meaning set forth in paragraph 5(a)(i).

     "Equitable's Share" shall have the meaning set forth in paragraph 11(a)(iv).

     "Excluded Personalty" shall have the meaning set forth in Exhibit C.

     "General Growth" shall mean General Growth Management, Inc.

     "General Partner" shall have the meaning set forth in paragraph 5(b)(i).

     "Hudson" shall have the meaning set forth in paragraph 3(a).

     "Hudson Letter" shall have the meaning set forth in paragraph
3(a).

     "Improvements" shall have the meaning set forth in recital
A(3).

     "Intangibles" shall have the meaning set forth in recital
A(5).

     "Land" shall have the meaning set forth in recital A(1).

     "Laws" shall have the meaning set forth in paragraph 5(a)(ii).

     "Leases" shall have the meaning set forth in paragraph
5(b)(xi)(A).

     "Major Tenants" shall have the meaning set forth in Exhibit G.

     "Mortgage" shall have the meaning set forth in paragraph 2.

     "New Lease" shall have the meaning set forth in paragraph
5(b)(xi)(N).

     "Northland" shall have the meaning set forth in recital A(5).

     "Note" shall have the meaning set forth in paragraph 2.

     "Partnership" shall have the meaning set forth in the introductory paragraph on page 1.

     "Partnership's Closing documents" shall have the meaning set forth in paragraph 5(b)(i).

     "Permitted Exceptions" shall have the meaning set forth in paragraph 5(b)(xxiv).

     "Personalty" shall have in the meaning set forth in recital
A(3).

     "Premises shall have the meaning set forth in recital A(5).

     "Proration Date" shall have the meaning set forth in paragraph
11(a).

     "Release Consideration" shall have the meaning set forth in paragraph 2.

     "Reports" shall have the meaning set forth in paragraph
5(b)(vi).

     "Responsible Officer" shall mean the individuals identified in
Exhibit V.

     "Security Documents" shall have the meaning set forth in paragraph 2.

     "Service Contracts" shall have the meaning set forth in paragraph 5(b)(xiv).

     "Single Business Tax" shall have the meaning set forth in paragraph 4(a).

     "Title Company" shall have the meaning set forth in paragraph
6.

     "Utility Agreements" shall have the meaning set forth in paragraph 5(b) (xxiii).

     "Ward" shall have the meaning set forth in paragraph 3(b).

     "Ward Lease" shall have the meaning set forth in paragraph
3(b).

     31. Exhibits. The parties agree that this Agreement shall be executed without any exhibits attached and that the parties shall finalize the exhibits as soon as possible, and in any event no later than April 15, 1994. The parties shall execute an amendment to this Agreement incorporating all of the exhibits into this Agreement. If the parties cannot agree on an exhibit to this Agreement, then either party shall have the right to terminate this Agreement without any liability to the other party by delivering written notice to the other party in accordance with paragraph 12.





    [CONTINUED ON NEXT PAGE WITH WORDS "IN WITNESS WHEREOF"]

     IN WITNESS WHEREOF, Partnership and Equitable have caused this Agreement to be executed as of the day and year first above written.

                              EQUITABLE:

                              THE EQUITABLE LIFE ASSURANCE SOCIETY
                                OF THE UNITED STATES
                                a New York corporation

                              By:_________________________________
                                   Name: Charles R. Beaver
                                   Title: Investment Officer

                              PARTNERSHIP:

                              EQUITABLE REAL ESTATE SHOPPING
                                CENTERS L.P.
                                a Delaware limited partnership

                              By:  Midwest Centers Inc. (formerly
                                   known as Shearson ESC/GP Inc.),
                                   general partner

                                   By:_____________________________
                                        Name: _____________________
                                        Title: ____________________



STATE OF _________  )
                    : ss.:
COUNTY OF ________  )


     The foregoing instrument was acknowledged before me this ____ day of March, 1994, by Charles R. Beaver, an Investment Officer of THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITES STATES, a New
York corporation, on behalf of the corporation.


                         ______________________________

                         Notary Public



STATE OF _________  )
                    : ss.:
COUNTY OF ________  )

     The foregoing instrument was acknowledged before me this _____ day of March, 1994, by _________________, the __________________
of Midwest Centers, Inc., a general partner, on behalf of THE EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership.


                         ______________________________

                         Notary Public









                 			FIRST AMENDMENT OF AGREEMENT

     THIS FIRST AMENDMENT OF AGREEMENT is made as of April 22, 1994, by and between EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership having an office at c/o Midwest Centers Inc., 388 Greenwich Street, 28th Floor, New York, New York 10013 ("Partnership"), and THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation having an office at 787 Seventh Avenue, New York, New York 10019 ("Equitable").


                               R E C I T A L S:

     A. Partnership and Equitable entered into an Agreement dated March 25, 1994 relating to the Northland Center, Southfield, Michigan (the "Agreement").

     B. Partnership and Equitable desire to amend the Agreement upon the terms and conditions contained in this Amendment.

     NOW, THEREFORE, in consideration of the mutual covenants and conditions herein set forth, the parties agree as follows:

     1. Defined Terms. All of the capitalized terms not defined in this Amendment shall have the meanings specified in the Agreement.

     2. Exhibits to Agreement. The Agreement was executed and delivered without any of the exhibits thereto being attached. The Partnership and Equitable agree that Exhibits A through CC attached to this First Amendment constitute all of the exhibits to the Agreement, and the Schedule of Exhibits attached hereto shall replace the schedule attached to the Agreement.

     3.   Other Amendments to Agreement.  The Agreement is amended as follows:

     a. Paragraph 5(b)(xi)(D) of the Agreement is replaced by the following paragraph:

               (D) Except as otherwise set forth on Exhibit F, no tenant under a Lease has (i) commenced a voluntary case or had entered against it a petition for relief under any federal bankruptcy act or any similar petition, order or decree under any federal or state law or statute relative to bankruptcy, insolvency or other relief for debtors, (ii) caused, suffered or consented to the appointment of a receiver, trustee, administrator, conservator, sequestrator, liquidator or similar official in any federal, state or foreign judicial or nonjudicial proceeding, to hold, administer and/or liquidate all or substantially all of its assets, (iii) made an assignment for the benefit of creditors, or (iv) executed a written sublease for all or part of its demised premises or a written assignment of its Lease, and Partnership has no knowledge of any intention on the part of any tenant to vacate its demised premises prior to the expiration of the term of its Lease.

     b. The third sentence of paragraph 5(b)(xi)(M) of the Agreement is replaced by the following sentence:

          Except as otherwise set forth on Exhibit F, no tenant is entitled to a refund of any common area maintenance charge or other payment paid to Partnership by reason of a tax reduction proceeding or otherwise.

     c. The first sentence of paragraph 5(b)(xv) of the Agreement is replaced by the following sentence:

          The copies of the 1993 City/School tax bills covering the Premises are attached hereto as Exhibit L.

     d. Paragraph 5A of the Agreement is replaced by the following paragraph:

          5A. Equitable's Right to Make Capital Improvements Prior to Closing. Partnership hereby grants to Equitable and Ward, and their respective agents, the right to enter onto the Premises to make capital improvements in connection with relocating and building out new space for Lane Bryant and to make other improvements in order to accommodate the agreement with Ward described in paragraph 3(b) hereof, subject to the execution and delivery of documentation acceptable to both parties. Exhibit B contains a brief description of the improvements contemplated as of the date of this Agreement. Partnership and Equitable agree that if such improvements are made and this transaction does not close for any reason, then the amount of such capital expenditures (including the amount of any free rent or other concessions funded by Equitable to Lane Bryant in connection with such relocation, and any amounts paid by Equitable under its indemnity set forth below in this paragraph) shall be added to the outstanding principal balance of the loan evidenced by the Note; provided, however, that the maximum amount of such expenditures that can be added to the loan is $1,000,000 and Equitable will not seek reimbursement for any amounts expended over $1,000,000. In addition, Equitable agrees to complete any capital improvements that Equitable commences and to fund such concessions pursuant to this paragraph 5A if this transaction does not close for any reason. If this Agreement is extended by the parties pursuant to paragraph 7A, then there shall be no cap on the amount of capital expenditures that can be added to the loan. Equitable will and hereby does indemnify and hold harmless Partnership, its officers, employees, agents and contractors, against any and all damage to property or injury or death to persons, and from any and all damages, costs, actions, claims, construction liens and liabilities whatsoever (including without limitation claims by tenants and other occupants of Northland) arising out of or in any way connected with the above described construction at Northland, whether by Equitable, Ward or their respective agents, including without limitation costs and reasonable attorneys fees.

     e. The second sentence of paragraph 11(a)(i) of the Agreement is replaced by the following sentence:

          Partnership and Equitable agree that the proration of the 1993 City/School tax bills attached hereto as Exhibit L shall be shown on Exhibit E attached hereto.

     4. Agreement Ratified. The Agreement as amended hereby is hereby ratified and confirmed and shall remain in full force and effect in accordance with and subject to the terms and conditions thereof.

     5. Counterparts. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Amendment by signing any of such counterparts.

     6. ERE Termination and Release Agreement. The parties acknowledge that the Partnership and Equitable Real Estate Investment Management, Inc. ("ERE") executed the Termination and Release Agreement dated as of March 25, 1994.
The parties to that agreement desire to amend certain provisions of such agreement. Rather than execute an amendment to such agreement, ERE and the Partnership will execute the revised Termination and Release Agreement attached hereto at the same time that Equitable and the Partnership execute this Amendment. Such revised Termination and Release Agreement, to be dated as of April 22, 1994, shall supersede and replace the Termination and Release Agreement dated as of March 25, 1994, which shall be of no further force or effect.

     7. Legal Description. The legal description contained in the Exhibit A attached to this Amendment will be used by the Partnership in the deed given to Equitable pursuant to the Agreement. The legal description in the title policy given by the Partnership to Equitable pursuant to the Agreement will include slightly different descriptions of the Dayton-Hudson building, which will result from corrective quit claim deeds to be exchanged by Equitable and Dayton-Hudson (in the form of the 1982 corrective deeds which were apparently overlooked by Lawyers Title Insurance Corporation in preparing the 1986 title work).

     In addition to the deed required under the Agreement, the Partnership will deliver to Equitable at closing a quit claim deed covering the perimeter description of the Northland Shopping Center (with no excepted parcels) and also covering all interests of the Partnership in all land within one mile of the perimeter of the Northland Shopping Center, in order to avoid the need for possible corrective deeds in the future.





           [CONTINUED ON NEXT PAGE WITH WORDS "IN WITNESS WHEREOF"]

     IN WITNESS WHEREOF, Partnership and Equitable have caused this Amendment to be executed as of the day and year first above written.


                              EQUITABLE:

                              THE EQUITABLE LIFE ASSURANCE SOCIETY
                                OF THE UNITED STATES
                                a New York corporation

                              By:_________________________________
                                   Name: Charles R. Beaver
                                   Title: Investment Officer

                              PARTNERSHIP:

                              EQUITABLE REAL ESTATE SHOPPING
                                CENTERS L.P.
                                a Delaware limited partnership

                              By:  Midwest Centers Inc. (formerly
                                   known as Shearson ESC/GP Inc.),
                                   general partner

                                   By:_____________________________
                                        Name: _____________________
                                        Title: ____________________


STATE OF _________  )
                    : ss.:
COUNTY OF ________  )


     The foregoing instrument was acknowledged before me this ____ day of April, 1994, by Charles R. Beaver, an Investment Officer of THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITES STATES, a New York corporation, on behalf of the corporation.


                         ______________________________

                         Notary Public



STATE OF _________  )
                    : ss.:
COUNTY OF ________  )


     The foregoing instrument was acknowledged before me this _____ day of April, 1994, by _________________, the __________________
of Midwest Centers, Inc., a general partner, on behalf of THE EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership.


                         ______________________________

                         Notary Public

Schedule of Exhibits

A    Legal Descriptions of Land
B    Description of Lane Bryant Relocation and Ward's Work
C    Personalty and Excluded Personalty
D    Brookdale Letter Agreement
E    Real Estate Tax Proration
F    Lease Schedules/Rent rolls
     F-1 A true and complete list of all leases, tenancies, permitted subleases and subtenancies, occupancies or rights to occupy any space in the Premises and all amendments and modifications thereof; Current rent roll setting forth the fixed minimum rents being collected, and the other rents being collected to the extent due, and, any defaults in the payment of the fixed minimum rents and any other charges or additional rent, including but not limited to common area maintenance charges, utility charges, and share of real and personal property tax charges.
     F-2  List of tenants in default.
     F-3 List of tenants entitled to a refund of any common area maintenance charge or other payment paid to Partnership by reason of a tax reduction proceeding or otherwise.
     F-4  List of tenants who do not have certificate of occupancy.
     F-5 All of the necessary licenses and permits necessary to the use, occupancy or operation of the Premises as presently constructed, used, operated and maintained.
     F-6 List of tenants not in actual possession of its demised premises, including a list of all subtenants.
     F-7 List of tenants for which required tenant improvements have not been completed.
     F-8  List of any lease cancellation fees.
     F-9 Any rent which has been prepaid for more than one month in advance. F-10 List of any agreements with Partnership or by which Partnership is bound under which any tenant is entitled to (or made a claim or demand for) any rent concessions, credits, offsets against rent, rebates, free rent or construction allowances; Any claims asserted against Partnership by any tenant in writing for free rent, credits, abatements, offsets or setoffs against rent, additional rent or charges under their Leases, or any other claim or defense asserted in writing against Partnership, monetary or otherwise, by such tenants.
     F-11 All obligations of the landlord under the Leases with respect to performance of work, installation of equipment or payments to tenants on account of tenant's work or installations which are required to be paid or performed prior to the Closing Date which have not been or by the Closing Date will not be in all respects carried out, performed and complied with or effectively waived by the tenant.
     F-12 List of any renewal, extension, right of first refusal, cancellation, expansion right or option or other interest in title, occupancy or possession of the Premises, or any part thereof.
     F-13 List of any security deposits.
     F-14 All currently due leasing and brokerage commissions or similar fees relating to all Leases and list of any exclusive brokerage agreements or other brokerage agreements in effect with respect to all or any part of the Premises.
     F-15 Any understandings, representations, warranties, allowances, concessions or promises not fully set forth in the Leases which would be enforceable against Equitable.
     F-16 Any Lease which contains a provision which requires the landlord thereunder to assume obligations of the tenant thereunder with respect to property other than the Premises or to take back, sublet, relet or otherwise be responsible for obligations of a tenant under a lease.
     F-17 List of tenants having an option to acquire space in any other building planned, owned or managed by Partnership.
     F-18 List of tenants having any options, rights of first refusal, or other agreements of any kind to purchase or otherwise acquire any interests in the Premises other than rights to lease provided in the Leases.
G    Major Tenants
H Assignment and Assumption of Service Contracts, Utility Agreements, and Intangibles
I-1  Release Agreement for benefit of Equitable
I-2  Release Agreement for benefit of Partnership and General Partner
J    Insurance Schedule
K    Service Contracts
L    Real Estate Tax Bills
M    Utility Agreements
N    Permitted Exceptions and Required Endorsements
O    Tenant Estoppel Certificate Form for Tenants
O-1  Estoppel for Major Department Stores
P    [Intentionally Omitted]
Q    Assignment and Assumption of Operating Agreement
R    Assignment and Assumption of Ground Leases (including American   General
Life)
S    [Intentionally Omitted][Parties agree to finalize the opinions at closing]
T    Discharge and Termination of Security Documents
U    Reports (violations of law and environmental reports)
V    Responsible Officers
W    Assignments and Assumptions of Leases
X    [Intentionally Omitted]
Y    Partnership's Deed
Z    [Intentionally Omitted]
AA   [Intentionally Omitted]
BB   [Intentionally Omitted]
CC   Litigation Schedule

                       TERMINATION AND RELEASE AGREEMENT

     THIS TERMINATION AND RELEASE AGREEMENT is made as of this 22nd day of April, 1994, by and among EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership having an office at c/o Midwest Centers Inc., 388 Greenwich Street, 28th Floor, New York, New York 10013 ("Partnership"), MIDWEST CENTERS INC., 388 Greenwich Street, 28th Floor, New York, New York 10013 (the "General Partner") and EQUITABLE REAL ESTATE INVESTMENT MANAGEMENT, INC., a Delaware corporation having an office at 3414 Peachtree Road, N.E., Atlanta, Georgia 30326-1162 ("ERE").

                               R E C I T A L S:

     A. Partnership is the owner of the Northland Shopping Center in Southfield, Michigan ("Northland") and the Brookdale Center in Brooklyn Center, Minnesota ("Brookdale").

     B. Partnership and ERE entered into that certain Asset Management Agreement ("Asset Management Agreement") dated December 30, 1986 with respect to Northland and Brookdale.

     C. Partnership and ERE desire to terminate the Asset Management Agreement pursuant to the terms and conditions of this Agreement.

     NOW, THEREFORE, in consideration of the mutual covenants and conditions herein set forth, the parties agree as follows:

     1. Termination. Effective as of December 31, 1993, the Asset Management Agreement and ERE's services as asset manager for Northland and Brookdale under the Asset Management Agreement are hereby terminated.

     2. Use of Name. ERE and Partnership hereby agree that notwithstanding anything to the contrary in the Asset Management Agreement, Partnership shall not be required to change its name or cease use of the words "Equitable" and "Equitable Real Estate" prior to June 30, 1994 regardless of whether or not Partnership has entered into a contract of sale for Brookdale on or before that date. Whether or not Partnership has entered into a contract of sale for Brookdale on or before June 30, 1994, ERE, at its option by written notice to Partnership, may require Partnership to change its name and to cease use of the words "Equitable" and "Equitable Real Estate" at any time after June 30, 1994 provided ERE reimburses Partnership, within thirty (30) days of invoice, for its reasonable costs and expenses in complying with such requirement (not to exceed $10,000.00).

     3. Payment of Fees. ERE acknowledges that Partnership has paid to ERE all fees, reimbursable expenses and other sums due and payable to ERE for services rendered under the Asset Management Agreement on or before December 31, 1993. ERE hereby waives all other fees and other sums which ERE would otherwise be entitled to receive thereunder, including without limitation all such amounts for services performed from and after December 31, 1993.

     4. Survival of Indemnities. The indemnities in Section 5 of the Asset Management Agreement shall continue notwithstanding the termination of the Asset Management Agreement.

     5. Waiver of Right of First Offer. ERE acknowledges that its earlier waiver of its right of first refusal as to Northland remains in full force and effect. ERE's right of first offer granted ERE in the Asset Management Agreement with respect to Brookdale is hereby terminated effective as of December 31, 1993.

     6.  Release by Partnership and General Partner.

     A. Subject to the exceptions set forth in subparagraph (iii) below, Partnership and the General Partner (collectively, "Releasors") hereby release and forever discharge ERE and its present and former officers, directors, shareholders, employees, agents, attorneys, successors, and assigns (collectively, "Releasees") of and from any and all claims, causes of action, suits, debts, sums of money, accounts, reckonings, bonds, bills, specialties, proceedings, contracts, rights, covenants, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, and demands, whatsoever, in law, admiralty or equity, known or unknown, now existing or which may hereafter arise as a result of facts existing prior to the date of this Agreement, which against the Releasees, the Releasors, Releasors' heirs, executors, administrators, successors and assigns ever had, now have or hereafter can, shall or may have for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of the world to the day of the date of this Release pertaining to, arising out of or in any way connected with the Asset Management Agreement, Northland, or Brookdale (collectively, the "Claims"). Partnership, General Partner and ERE hereby agree (i) neither Partnership nor the General Partner will pursue against Releasees any claims arising out of facts existing as of the date of this Agreement except as permitted hereunder, (ii) that neither Partnership nor the General Partner will encourage or solicit whatsoever any limited partner of Partnership or other person to initiate any claim against Releasees, and (iii) that, notwithstanding anything contained in this Agreement to the contrary, neither Partnership nor the General Partner shall be precluded from asserting cross claims and/or claims for contribution or indemnity against Releasees in the event that an action is brought against either Partnership or the General Partner by any Unaffiliated Third Party (as hereinafter defined). Notwithstanding the above a derivative action brought in the name of the Partnership against the General Partner, pursuant to Delaware Code 17.1001, by a limited partner of the Partnership other than an Affiliated Third Party shall be an action which will also allow the General Partner to bring an action against the Releasee for a cross claim or indemnity or contribution.
As used in this Section 6, an "Affiliated Third Party" shall mean the Partnership, the General Partner, Lehman Brothers, Inc., Shearson Lehman Brothers, Inc. or any entity controlling, controlled by, or under common control with, the Partnership, the General Partner, Lehman Brother, Inc., or Shearson Lehman Brothers, Inc. at any time from and after December 30, 1986 or any officer, director, employee of any of the foregoing. An "Unaffiliated Third Party" shall mean any person or entity other than an Affiliated Third Party.

     7.  Release by ERE.  Subject to the exceptions set forth in subparagraph
(ii) below, ERE hereby releases and forever discharges Partnership and the General Partner and their respective present and former officers, directors, employees, agents, attorneys, successors, and assigns (collectively, "Releasees") of and from any and all claims, causes of action, suits, debts, sums of money, accounts, reckonings, bonds, bills, specialties, proceedings, contracts, rights, covenants, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, and demands, whatsoever, in law, admiralty or equity, known or unknown, now existing or which may hereafter arise as a result of facts existing prior to the date of this Agreement, which against the Releasees, ERE, ERE's heirs, executors, administrators, successors and assigns ever had, now have or hereafter can, shall or may have for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of the world to the day of the date of this Release pertaining to, arising out of, or in any way connected with the Asset Management Agreement, Northland, or Brookdale (collectively, the "Claims"). The Partnership, the General Partner and ERE hereby agree (i) that ERE will not pursue against the Releasees any claims arising out of facts existing as of the date of this Agreement except as permitted hereunder, and (ii) that, notwithstanding anything contained in this Agreement to the contrary, ERE shall not be precluded from asserting cross claims and/or claims for contribution or indemnity against the Releasees, or anyone affiliated therewith in the event that an action is brought against ERE by any Unaffiliated Third Party (as hereinafter defined). As used in this Section 7, an "Unaffiliated Third Party" shall mean any entity other than ERE or The Equitable Life Assurance Society of the United States, or any entity controlling, controlled by, or under common control with, ERE or The Equitable Life Assurance Society of the United States at any time from and after December 30, 1986.

     8. No Admission of Liability or Waiver. It is understood that this Agreement does not constitute an admission of liability on the part of any party or a waiver of any defenses, including without limitation the statute of limitations. This Agreement shall not constitute a reaffirmation of any representations or warranties and is intended to be a release and shall in no way be construed to increase or extend the liability of any party.

     9. Authority. Each party represents and warrants for itself that it has the right and authority to execute this Agreement; and it has not sold, assigned, transferred, conveyed or otherwise disposed of any of its Claims.

     10. Voluntary Agreement. Each party has read and understood this Agreement, has had an opportunity to consult with counsel and has entered into it freely and voluntarily.

     11. Amendment. Each party agrees that this Agreement may not be altered, amended, modified, or otherwise changed, except by a duly executed written agreement among all parties.

     12. Governing Law. The parties acknowledge and agree that the validity, performance, interpretation and terms of this Agreement are subject to and shall be governed by the laws of the State of New York.

     13. Successors. This Agreement shall be binding upon each party and its successors and assigns and shall inure to the benefit of its successors and assigns.


            [THE BALANCE OF THIS PAGE IS INTENTIONALLY LEFT BLANK]
     14. Captions. Captions to sections of this Agreement have been provided solely for the sake of convenient reference and are entirely without substantive effect.


     IN WITNESS WHEREOF, Partnership and ERE have caused this Agreement to be executed as of the day and year first above written.

                              ERE:

                              EQUITABLE REAL ESTATE INVESTMENT
                              MANAGEMENT, INC.

                              By:_________________________________
                                   Name: _________________________
                                   Title: ________________________
                                            Date:______________________________


                              PARTNERSHIP:

                              EQUITABLE REAL ESTATE SHOPPING
                                CENTERS L.P.

                              By:  Midwest Centers Inc. (formerly
                                   Shearson ESC/GP Inc.), general
                                   partner

                                   By:_____________________________
                                        Name: _____________________
                                        Title: ____________________
                                                 Date:_________________________


                              GENERAL PARTNER:

                              MIDWEST CENTERS INC. (formerly
                              Shearson ESC/GP Inc.)

                              By:_____________________________
                                   Name: _____________________
                                   Title: ____________________
                              Date:_________________________



STATE OF _________  )
                    : ss.:
COUNTY OF ________  )


     The foregoing instrument was acknowledged before me this ____ day of April, 1994, by _________________, a __________________ of EQUITABLE REAL
ESTATE INVESTMENT MANAGEMENT, INC., a Delaware corporation, on behalf of the corporation.


                         ______________________________

                         Notary Public



STATE OF _________  )
                    : ss.:
COUNTY OF ________  )

     The foregoing instrument was acknowledged before me this _____ day of April, 1994, by _________________, the __________________
of Midwest Centers, Inc., a general partner, on behalf of THE EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership.


                         ______________________________

                         Notary Public


STATE OF _________  )
                    : ss.:
COUNTY OF ________  )

     The foregoing instrument was acknowledged before me this _____ day of April, 1994, by _________________, the __________________
of Midwest Centers, Inc., a ________ corporation, on behalf of the corporation.


                         ______________________________

                         Notary Public




                                                    Case No. T9134062  TRY



                                  SCHEDULE A
                          LEGAL DESCRIPTION CONTINUED


Land in the City of Southfield, County of Oakland, State of Michigan, described as:

Land in the East 1/2 of Section 36, Town 1 North, Range 10 East, City of Southfield, Oakland County, Michigan, described as follows:

PARCEL 1:
Commencing at the Southeast Section corner; thence along Section line North 1 degree 12 minutes 30 seconds West, 1481.78 feet; thence South 88 degrees 44 minutes 00 seconds West, 476.85 feet; thence South 59 degrees 47 minutes 40 seconds West, 676.59 feet; thence North 40 degrees 03 minutes 37 seconds West,
29.84 feet; thence North 34 feet; thence North 40 degrees 03 minutes 37 seconds West, 29.84 feet; thence North 34 degrees 07 minutes 02 seconds West,
110.14 feet; thence South 55 degrees 53 minutes 14 seconds West, 13.58 feet; thence North 36 degrees 18 minutes 14 seconds West, 142.00 feet; thence North 34 degrees 07 minutes 02 seconds West, 480.53 feet; thence 729.72 feet along a curve to the left, radius 4625.35 feet, chord North 38 degrees 38 minutes 18 seconds West, 728.97 feet; thence 484.11 feet along a curve to the left, radius 7529.99 feet, chord North 45 degrees 00 minutes 00 seconds West, 484.02 feet; thence North 46 degrees 50 minutes 06 seconds West, 710.48 feet; thence
75.21 feet along a curve to the left, radius 70.00 feet, chord South 77 degrees 03 minutes 12 seconds East, 71.65 feet; thence 171.65 feet along a curve to the right, radius 367.00 feet, chord North 29 degrees 46 minutes 04 seconds East, 170.09 feet; thence North 43 degrees 10 minutes 00 seconds East,
569.02 feet; thence 290.75 feet along a curve to the right, radius 367.00 feet, chord North 65 degrees 51 minutes 45 seconds East, 283.21 feet; thence North 88 degrees 33 minutes 30 seconds East, 238.77 feet; thence North 1 degree 15 minutes 00 seconds West, 186.90 feet; thence North 88 degrees 33 minutes 30 seconds East, 120.00 feet; thence South 1 degree 15 minutes 00 seconds East, 186.90 feet; thence North 88 degrees 3 minutes 30 seconds East, 1250.00 feet; thence South 1 degree 15 minutes 00 seconds East, 13.10 feet; thence North 88 degrees 33 minutes 30 seconds East, 170.00 feet to the West line of Greenfield Road; thence South 1 degree 15 minutes 00 seconds East,
157.16 feet; thence 62.83 feet along a curve to the left, radius 40.00 feet, chord North 46 degrees 1 minute 00 seconds West, 56.57 feet; thence South 88 degrees 45 minutes 00 seconds West, 162.09 feet; thence South 45 degrees 06 minutes 23 seconds West, 21.79 feet; thence South 1 degree 15 minutes 00 seconds East, 468.18 feet; thence North 88 degrees 45 minutes 00 seconds East,
180.95 feet; thence North 64 degrees 33 minutes 36 seconds East, 40.46 feet; thence South 1 degree 15minutes 00 seconds East, 618.40 feet; thence South 1 degree 12 minutes 30 seconds East, 1157.79 feet to the Point of Beginning, a portion of the subject property is now known as Lots 9 and 10 and Northland Drive, Northland Center
Subdivision No. 2, asrecorded in
Liber 181, Pages 20 and 21, Oakland County Records, and J.L. Hudson Drive and Providence Drive, Northland Center Subdivision No. 1, as recorded in Liber 179, Pages 30 through 36, inclusive, Oakland County Records; excepting Parcels A, B, C, E, E, and F described as follows:

PARCEL A PENNEY T.B.A., described as commencing at the Southeast corner of Section
36; thence along Section line South 88 degrees 44 minutes 00 seconds West,
80.00 feet;
thence North 1 degree 12 minutes 30 seconds West, 2639.57 feet; thence North 1 degree 15 minutes 00 seconds West, 57.99 feet; thence South 88 degrees 45 minutes 00 seconds West,
94.00 feet to the Point of Beginning; thence South 88 degrees 45 minutes 00 seconds West,
110.58 feet; thence North 1 degree 15 minutes 00 seconds West, 292.83 feet; thence South
88 degrees 45 minutes 00 seconds West, 43.42 feet; thence North 1 degree 15 minutes 00 seconds West, 54.00 feet; thence North 88 degrees 45 minutes 00 seconds West,
154.00 feet;
thence South 1 degree 15 minutes 00 seconds East, 346.83 feet to the Point of Beginning.

PARCEL B PENNEY MAIN BUILDING, described as commencing at the Southeast corner of Section 36; thence North 1 degree 12 minutes 30 seconds West, 2541.47 feet; thence
South 88 degrees 44 minutes 00 seconds West, 332.65 feet; thence North 88 degrees 29 minutes 1 second West, 439.63 feet; thence South 49 degrees 31 minutes 43 seconds West,
2.00 feet thence South 40 degrees 28 minutes 17 seconds East, 236.91 feet to the Point of
Beginning; thence South 40 degrees 28 minutes 17 seconds East, 376.00 feet; thence South
49 degrees 31 minutes 43 seconds West, 242.00 feet; thence North 40 degrees 28 minutes 1 seconds West, 376.00 feet; thence North 49 degrees 31 minutes 43 seconds East,
242.00 feet
to the Point of Beginning.

PARCEL C HUDSON'S BUILDING "A". All elevations referred to are on USGS Datum, being also the City of Southfield Datum. All of the following boundary descriptions are in the East 1/2 of Section 36, Town 1 North, Range 10 East, City of Southfield, Oakland
County, Michigan:

PARTIAL FOUNDATION & BASEMENT:  (PARCEL C CONTINUED)
All of the area between Elevation 648.63 feet (bottom of lowest footing) and the underside of the first floor support beams, Elevation 672.80 feet, described as commencing at the
Southeast corner of Section 36; thence along Section line North 1 degrees 12 minutes 30 seconds West 1733.95 feet; thence West 1849.60 feet; thence North 445.07 feet; thence
North 49 degrees 35 minutes 30 seconds East, 359.44 feet to the Point of Beginning; thence
North 49 degrees 35 minutes 30 seconds East, 413.50 feet; thence South 40 degrees 24 minutes 30 seconds East, 2.00 feet; thence North 49 degrees 35 minutes 30 seconds East,
49.33 feet; thence 67.54 feet along a curve to the right, radius 43.00 feet; chord South 85 degrees 24 minutes 30 seconds East, 60.81 feet; thence South 40 degrees 24 minutes 30 seconds East, 277.00 feet; thence 75.40 feet along a curve to the right, radius 48.00 feet, chord South 4 degrees 35 minutes 30 seconds West, 67.88 feet; thence South 49 degrees 35 minutes 30 seconds West, 427.83 feet; thence North 40 degrees 24 minutes 30 seconds West,
0.50 feet; thence South 49 degrees 35 minutes 30 seconds West, 30.00 feet; thence North 40 degrees 24 minutes 30 seconds West, 369.50 feet to the Point of Beginning.

MAIN FLOOR OR FIRST FLOOR (PARCEL C CONTINUED)
All of the area between the underside of the first floor support beams, Elevation 672.80 feet, and Elevation 697.79 feet, second floor elevation described as commencing at said Southeast corner of Section 36; thence along the Section line North 1 degree 12 minutes 30 seconds
West, 1733.95 feet; thence West 1849.60 feet; thence North 391.69 feet; thence North 49 degrees 35 minutes 30 seconds East, 562.20 feet to the Point of Beginning; thence North 49 degrees 35 minutes 30 seconds East, 64.56 feet; thence North 40 degrees 24 minutes 30 seconds West, 16.96 feet; thence North 49 degrees 35 minutes 30 seconds East,
1.58 feet;
thence South 40 degrees 24 minutes 30 seconds East, 1.15 feet; thence North 49 degrees 35 minutes 30 seconds East, 18.42 feet; thence North 40 degrees 24 minutes 30 seconds West,
1.15 feet; thence North 49 degrees 35 minutes 30 seconds East, 1.58 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.15 feet; thence North 49 degrees 35 minutes 30 seconds East, 18.42 feet; thence North 40 degrees 24 minutes 30 seconds West,
1.15 feet;
thence North 49 degrees 35 minutes 30 seconds East, 1.58 feet; thence South 40 degrees 24 minutes 30 seconds East, 3.10 feet; thence North 49 degrees 35 minutes 30 seconds East,
18.42 feet; thence North 40 degrees 24 minutes 30 seconds West, 3.10 feet; thence North 49 degrees 35 minutes 30 seconds East, 1.58 feet; thence South 40 degrees 24 minutes 30 seconds East, 3.10 feet; thence North 49 degrees 35 minutes 30 seconds East,
18.42 feet;
thence North 40 degrees 24 minutes 30 seconds West, 3.10 feet; thence North 49 degrees 35 minutes 30 seconds East, 1.58 feet; thence South 40 degrees 24minutes 30 seconds East,
1.15 feet; thence North 49 degrees 35 minutes 30 seconds East, 18.42 feet; thence North 40 degrees 24 minutes 30 seconds West, 1.15 feet; thence North 40 degrees 24 minutes 30 seconds West, 1.15 feet; thence North 49 degrees 35 minutes 30 seconds East,
1.58 feet;
thence South 40 degrees 24 minutes 30 seconds East, 1.15 feet; North 49 degrees 35 minutes
30 seconds East, 18.42 feet; thence North 40 degrees 24 minutes 30 seconds West, 1.15 feet;
thence North 49 degrees 35 minutes 30 seconds East, 1.58 feet; thence South 40 degrees 24 minutes 30 seconds East, 16.96 feet; thence North 49 degrees 35 minutes 30 seconds East,
59.17 feet; thence North 40 degrees 24 minutes 30 seconds West, 13.86 feet; thence South
49 degrees 35 minutes 30 seconds West, 0.75 feet; thence North 40 degrees 24 minutes 30 seconds West, 3.10 feet; thence North 49 degrees 35 minutes 30 seconds East,
1.58 feet;
thence South 40 degrees 40 minutes 30 seconds East, 1.15 feet; thence North 49 degrees 35 minutes 30 seconds East, 18.42 feet; thence North 40 degrees 24 minutes 30 seconds West,
1.15 feet; thence North 49 degrees 35 minutes 30 seconds East, 1.58 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.15 feet; thence North 49 degrees 35 minutes 30 seconds East, 18.42 feet; thence North 40 degrees 24 minutes 30 seconds West,
1.15 feet;
thence North 49 degrees 35 minutes 30 seconds East, 1.58 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.15 feet; thence North 49 degrees 35 minutes 30 seconds East,
18.42 feet; thence North 40 degrees 24 minutes 30 seconds West, 1.15 feet; thence North 49 degrees 35 minutes 30 seconds East, 1.58 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.52 feet; thence North 49 degrees 35 minutes 30 seconds East,
1.52 feet;
thence South 40 degrees 24 minutes 30 seconds East, 1.58 feet; thence South 49 degrees 35 minutes 30 seconds West, 1.15 feet; thence South 40 degrees 24 minutes 30 seconds East,
18.42 feet; thence 49 degrees 35 minutes 30 seconds East, 1.15 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.58 feet; thence South 49 degrees 35 minutes 30 seconds West, 3.10 feet; thence South 40 degrees 24 minutes 30 seconds East,
18.42 feet;
thence North 49 degrees 35 minutes 30 seconds East, 3.10 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.58 feet; thence South 49 degrees 35 minutes 30 seconds West,
3.10 feet; thence South 40 degrees 24 minutes 30 seconds East, 18.42 feet; thence North 49 degrees 35 minutes 30 seconds East, 3.10 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.58 feet; thence South 49 degrees 35 minutes 30 seconds West,
1.15 feet;
thence South 40 degrees 24 minutes 30 seconds East, 18.42 feet; thence North 49 degrees 35 minutes 30 seconds East, 1.15 feet; thence South 40 degrees 24 minutes 30 seconds East,
1.58 feet; thence South 49 degrees 35 minutes 30 seconds West, 16.96 feet; thence South 40 degrees 24 minutes 30 seconds East, 70.54 feet; thence North 49 degrees 35 minutes 30 seconds East, 2.03 feet; thence South 40 degrees 24 minutes 30 seconds East,
36.67 feet;
thence South 49 degrees 35 minutes 30 seconds West, 2.03 feet; thence South 40 degrees 24 minutes 30 seconds East, 51.21 feet; thence North 49 degrees 35 minutes 30 seconds East,
16.96 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.58 feet; thence South 49 degrees 35 minutes 30 seconds West, 1.15 feet; thence South 40 degrees 24 minutes 30 seconds East, 18.42 feet; thence North 49 degrees 35 minutes 30 seconds East,
1.15 feet;
thence South 40 degrees 24 minutes 30 seconds East, 1.58 feet; thence South 49 degrees 35 minutes 30 seconds West, 3.10 feet; thence south 40 degrees 24 minutes 30 seconds East,
18.42 feet; thence North 49 degrees 35 minutes 30 seconds East, 3.10 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.58 feet; thence South 49 degrees 35 minutes 30 seconds West, 3.10 feet; thence South 40 degrees 24 minutes 30 seconds East,
18.42 feet;
thence North 49 degrees 35 minutes 30 seconds East, 3.10 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.58 feet; thence South 49 degrees 35 minutes 30 seconds West,
1.15 feet; thence South 40 degrees 24 minutes 30 seconds East, 18.42 feet; thence North 49 degrees 35 minutes 30 seconds East, 1.15 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.58 feet; thence South 49 degrees 35 minutes 30 seconds West,
1.52 feet;
thence South 40 degrees 24 minutes 30 seconds East, 1.52 feet; thence South 49 degrees 35 minutes 30 seconds West, 1.58 feet; thence North 40 degrees 24 minutes 30 seconds West,
1.15 feet; thence South 49 degrees 35 minutes 30 seconds West, 18.42 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.15 feet; thence South 49 degrees 35 minutes 30 seconds West, 1.58 feet; thence North 40 degrees 24 minutes 30 seconds West,
1.15 feet;
thence South 49 degrees 35 minutes 30 seconds West, 18.42 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.15 feet; thence South 49 degrees 35 minutes 30 seconds West,
1.58 feet; thence North 40 degrees 24 minutes 30 seconds West, 1.15 feet; thence South 49 degrees 35 minutes 30 seconds West, 18.42 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.15 feet; thence south 49 degrees 35 minutes 30 seconds West,
1.58 feet;
thence North 40 degrees 24 minutes 30 seconds West, 1.15 feet; thence South 49 degrees 35 minutes 30 seconds West, 18.42 feet; thence South 40 degrees 24 minutes 30 seconds East,
1.15 feet; thence South 49 degrees 35 minutes 30 seconds West, 1.58 feet; thence North 40 degrees 24 minutes 30 seconds West, 3.10 feet; thence North 49 degrees 35 minutes 30 seconds East, 0.75 feet; thence North 40 degrees 24 minutes 30 seconds West,
13.86 feet;
thence South 49 degrees 35 minutes 30 seconds West, 59.17 feet; thence South 40 degrees 24 minutes 30 seconds East, 16.96 feet; thence South 49 degrees 35 minutes 30 seconds West,
1.58 feet; thence North 40 degrees 24 minutes 30 seconds West, 3.10 feet; thence South 49 degrees 35 minutes 30 seconds West, 18.42 feet; thence South 40 degrees 24 minutes 30 seconds East, 3.10 feet; thence South 49 degrees 35 minutes 30 seconds West,
1.58 feet;
thence North 40 degrees 24 minutes 30 seconds West, 3.10 feet; thence South 49 degrees 35 minutes 30 seconds West, 18.42 feet; thence South 40 degrees 24 minutes 30 seconds East,
3.10 feet; thence South 49 degrees 35 minutes 30 seconds West, 1.58 feet; thence North 40 degrees 24 minutes 30 seconds West, 3.10 feet; thence South 49 degrees 35 minutes 30 seconds West, 18.42 feet; thence South 40 degrees 24 minutes 30 seconds East,
3.10 feet;
thence South 49 degrees 35 minutes 30 seconds West, 1.58 feet; thence North 40 degrees 24 minutes 30 seconds West, 1.15 feet; thence South 49 degrees 35 minutes 30 seconds West,
18.42 feet; thence South 40 degrees 24 minutes 30 seconds East, 1.15 feet; thence South 49 degrees 35 minutes 30 seconds West, 1.58 feet; thence North 40 degrees 24 minutes 30 seconds West, 1.15 feet; thence South 49 degrees 35 minutes 30 seconds West,
18.42 feet;
thence South 40 degrees 24 minutes 30 seconds East, 1.15 feet; thence South 49 degrees 35 minutes 30 seconds West, 1.58 feet; thence North 40 degrees 24 minutes 30 seconds West,
16.96 feet; thence South 49 degrees 35 minutes 30 seconds West, 64.56 feet; thence North
40 degrees 24 minutes 30 seconds West, 43.85 feet; thence South 49 degrees 35 minutes 30 seconds West, 2.03 feet; thence North 40 degrees 24 minutes 30 seconds West,
23.00 feet;
thence North 49 degrees 35 minutes 30 seconds East, 2.03 feet; thence North 40 degrees 24 minutes 30 seconds West, 53.17 feet; thence South 49 degrees 35 minutes 30 seconds West,
2.03 feet; thence North 40 degrees 24 minutes 30 seconds West, 50.66 feet; thence North 49 degrees 35 minutes 30 seconds East, 2.03 feet; thence North 40 degrees 24 minutes 30 seconds West, 53.17 feet; thence South 49 degrees 35 minutes 30 seconds West,
2.03 feet;
thence North 40 degrees 24 minutes 30 seconds West, 23.00 feet; thence North 49 degrees
35 minutes 30 seconds East, 2.03 feet; thence North 40 degrees 24 minutes 30 seconds West,
43.85 feet; to the Point of Beginning.

SECOND FLOOR AND ABOVE (PARCEL C CONTINUED)
All of the area above Elevation 697.79 feet second floor elevation described as commencing at said Southeast corner of Section 35; thence along the Section line North 1 degree 12 minutes 30 seconds West, 1733.95 feet; thence West 1849.60 feet; thence North
410.77 feet;
thence North 49 degrees 35 minutes 30 seconds East, 535.30 feet to the Point of Beginning;
thence North 49 degrees 35 minutes 30 seconds East, 319.75 feet; thence South 40 degrees
24 minutes 30 seconds East, 319.75 feet; thence South 49 degrees 35 minutes 30 seconds
West, 319.75 feet; thence North 40 degrees 24 minutes 30 seconds West 319.75 feet to the
Point of Beginning.
PARCEL D - TOWER 14, described as commencing at the North 1/4 corner of
Section 35;
thence along the Section line South 88 degrees 35 minutes 30 seconds West,
978.41 feet;
thence South 1 degree 07 minutes 40 seconds East, 1666.72 feet to the right-of-way line on
Northwestern Highway; thence along right-of-way South 41 degrees 50 minutes 06 seconds
East, 611.87 feet; thence South 43 degrees 10 minutes 00 seconds West, 27.62 feet; thence
South 46 degrees 50 minutes 06 seconds East, 691.91 feet to the Point of Beginning on the south right-of-way line J.L. Hudson Drive; thence along right-of-way North 43 degrees 10 minutes 00 seconds East, 100.00 feet; thence 171.65 feet on a curve to the left; radius
367.00 feet, chord North 29 degrees 46 minutes 04 seconds East, 170.09 feet; thence North
16 degrees 22 minutes 07 seconds East, 84.86 feet; thence leaving right-of-way South 72 degrees 39 minutes 30 seconds East, 358.08 feet; thence South 17 degrees 39 minutes 00 seconds West, 550.91 feet to the right-of-way line of Northwestern Highway; thence North
46 degrees 50 minutes 06 seconds West, 481.94 feet to the Point of Beginning.

     PARCEL E: Land in Section 36, Town 1 North, Range 10 East, City of Southfield,
Oakland County, Michigan described as commencing at the      Southeast corner
of said
Section 36; thence along the East section line      North 1 degree 12 minutes
30 seconds
West 1052.38 feet; thence South 88      degrees 44 minutes 00 seconds West 80
feet to a
point on the West      right-of-way line of Greenfield Road; thence continuing
along said
right-of-way line, North 1 degree 12 minutes 30 seconds West 155.38 feet;
thence
leaving said right-of-way line 66.57 feet along a curve to the      right,
radius 70.00 feet,
chord South 61 degrees 29 minutes 20 seconds      West 64.09 feet; thence
South 88 degrees
44 minutes 00 seconds West      347.14 feet; thence 206.10 feet along a curve
to the left,
radius 408.06      feet, chord South 74 degrees 15 minutes 50 seconds West
203.92 feet;
thence South 59 degrees 47 minutes 40 seconds West 153.38 feet; thence
North 30
degrees 12 minutes 20 seconds West 6.37 feet; thence South 60      degrees 07
minutes 40
seconds West 437.11 feet; thence 53.26 feet along a      curve to the right,
radius 46.47 feet,
chord North 87 degrees 02 minutes      16 seconds West 50.39 feet to a point
on the
Westerly right-of-way line      of Northwestern Highway; thence continuing
along said right-
of-way line,      North 36 degrees 356 minutes 31 seconds West 117.60 feet;
thence North
34      degrees 06 minutes 46 seconds West 52.79 feet to the point of
beginning;      thence
North 34 degrees 06 minutes 46 seconds West 297.48 feet; thence      leaving
said right-of-
way line, North 58 degrees 04 minutes 20 seconds      East 65.01 feet; thence
South 62
degrees 11 minutes 12 seconds East      159.46 feet; thence 72.36 feet along a
curve to the
left, radius 165.00      feet; chord South 74 degrees 44 minutes 59 seconds
East 71.78 feet;
  thence South 27 degrees 45 minutes 37 seconds West 211.76 feet to the point of
beginning on the Westerly right-of-way line of Northwestern      Highway.

     PARCEL F: Land in Section 36, Town 1 North, Range 10 East, City of Southfield,
Oakland County, Michigan described as commencing at the      Southeast corner
of said
section; thence along the East section line,      North 1 degree 12 minutes 30
seconds West
1052.38 feet; thence South 88      degrees 44 minutes 00 seconds West 80 feet
to a point on
the West      right-of-way line of Greenfield Road; thence continuing along
said      right-of-
way line North 1 degree 12 minutes 30 seconds West 155.38 feet;      thence
leaving said
right-of-way line 66.57 feet along a curve to the      right, radius 70.00
feet, chord South 61
degrees 29 minutes 20 seconds      West 64.09 feet; thence South 88 degrees 44
minutes 00
seconds West      347.14 feet; thence 206.10 feet along a curve to the left, radius 408.06
feet, chord South 74 degrees 15 minutes 50 seconds West 203.92 feet;
thence South 59
degrees 47 minutes 40 seconds West 90.85 feet to the      point of beginning;
thence South
59 degrees 47 minutes 40 seconds West      62.53 feet; thence North 30 degrees
12 minutes
20 seconds West 6.37 feet;      thence South 60 degrees 07 minutes 40 seconds
West 437.11
feet; thence      53.26 feet along a curve to the right, radius 46.47 feet,
chord North 87
degrees 02 minutes 16 seconds West 50.39 feet to a point on the Westerly right-of-way
line of Northwestern Highway; thence continuing along said      right-of-way
line North 36
degrees 36 minutes 31 seconds West 117.60      feet; thence North 34 degrees
06 minutes 46
seconds West 16.30 feet;      thence leaving said right-of-way line North 27
degrees 45
minutes 37      seconds East 248.62 feet; thence 175.43 feet along a curve to the right,
radius 390.00 feet, chord South 84 degrees 35 minutes 15 seconds East
173.95 feet;
thence 16.99 feet along a curve to the left, radius 20.00      feet, chord
North 83 degrees 58
minutes 01 seconds East 16.48 feet;      thence North 59 degrees 38 minutes 06
seconds East
173.47 feet; thence      106.47 feet along a curve to the right, radius 56.50
feet, chord South
66      degrees 22 minutes 45 seconds East 91.40 feet; thence South 12 degrees
23
minutes 36 seconds East 126.18 feet to the point of beginning.  Parcel F known as lot 9,
Northland Center Subdivision No. 2, as recorded in Liber      181, Pages 20
and 21 of Plats,
Oakland County Records.
                        NOTE TO EXHIBIT A


The legal description contained in this Exhibit A will be used by Partnership in the deed given to Equitable pursuant to this Agreement. The legal description in the title policy given by Partnership to Equitable pursuant to this Agreement will include slightly different descriptions of the Dayton Hudson building, which will result from corrective quit claim deeds to be exchanged by Equitable and Dayton-Hudson (in the form of the 1982 corrective deeds which were apparently overlooked by Lawyers Title Insurance Corporation in preparing the 1986 title work).

In addition to the deed required under this Agreement, Partnership will deliver to Equitable at closing a quit claim deed covering the perimeter description of the Shopping Center (with no excepted perimeter description of the Shopping Center (with no excepted parcels) and also covering all interests of Partnership in all land within one mile of the perimeter of the
Shopping Center, in order to avoid the need for possible corrective deeds in the future.

                                   Exhibit B
             Description of Lane Bryant Relocation and Ward's Work

                           LANDLORD'S SCOPE OF WORK

                               NORTHLAND CENTER

Old Space Number:  231 and 233               New Space Numbers:  234

New Tenant #1 Name:  Lane Bryant             7,750 S.F.
New Tenant #2 Name:  Add to Common Area        300 S.F.

Date:  March 8, 1994

Location:           Northland Center
                    21500 Northwestern Highway
                    BC-2
                    Southfield, MI  48075

Contact Person:     William A. Bushaw        Phone (313) 569-6283
                    Person at Center

______________________________________________________________________________

Provide all labor, material, equipment and supervision necessary to complete the work described below in accordance with all applicable codes, ordinances and construction drawings.
______________________________________________________________________________

1.   Secure building permits and approvals for landlord work only.
2.   Install barricading at front of space.
______________________________________________________________________________
Demo

1. Demo entire ceiling, leaving only the structural concrete, roof deck and all piping that is needed for the surrounding tenants.
2. Demo all interior walls leaving the two side walls in place free of all covering, remove the back wall between spaces 231 and 233 making these spaces into one which will be labeled 231.
3.   Demo the old store from to include the old gates and hardware.
4. Demo all electrical conduit and wire from the space to include the main and subpanels and return all panels to center. Leave the main electric feed wire and conduit in place from the electric meter and insulate the exposed end.
5. Demo all plumbing from the space leaving the steam and chilled line in place. Domestic water line stubbed at pint of entry to space with a gate valve and a cap stub attached.
6.   Demo all H.V.A.C. ducting, leave the Unit and its mezzanine in place.
7.   Demo all fire sprinkler lines, leaving the main in place.
8. Demo all floor covering to lease line to include terrazzo and floor tile at store front.
9. Demo the drop ceiling in front of space 231 totally, then demo the drop ceiling as needed to extent the landlord facer and soffit from column line 23 though 28.
Installation

1. Stub into the space a 2" conduit with main feed wire running back to electric meters and disconnect. The rating on this equipment will not be less than 200 amp. 208 volts 3 phy.
2. Stub into the space a 1" domestic water line, the water line stub will be to a point just inside the space with a gate valve and a cap attached.
3.   Stub under the space a 3" sanitary line or larger.
4.   Stub into the space a 1" conduit with a pull string for phone wires.
5. Stub a fire sprinkler feed into the space. The size of the feed will be in accordance with fire codes for a normal tenant with only one level.
6. Install a new facer and soffit per the Ward's Construction Plans (Moving the lease line out to the face of the old canopy (approx. 14 feet) so that the column line 111 columns will not be part of the common area, instead they will be inside the tenant area.
7. Extend two demising wall and neutral piers at the from of space 231 to meet the new lease line per Ward's drawing.
8.   Install a demising wall from column line 22\103.5 to 22\108.3
9.   Install a demising wall from column line 23\103.5 to 23\108.3.
10.  Install a new steel door and frame at column line 22.7\108.3.
11.  Install a new steel door and frame at column line 22.7\104.
12.  Install a new steel door and frame at column line 22.7\103.5
13.  Install a service hall wall from column line 22.7\103.5.
14.  Install a wall from column line 22\106 to 22.7\106.
15.  Install a wall from column line 22\107 to 22.7\107.
16.  Install two steel doors and frames in column line 22.7.
17. Install Fire Sprinklers in sercie hall to include the area between column lines 22\103.5-22\108.3-22.7\103.5-22.7\108.3, with the supply coming off the common area feed.
18.  Install electric feed to service hall area from common area meter.
19. Install 100 amp. 3phy. power panel in service hall to handle the needs of areas listed above.
20. Install all needed writing and lighting to bring the service area to code.
21.  Install door hardware and locks to match equipment used at mall.
22.  Install steam fan coil heaters in the service hall.
23. Install needed ducts from the Main H.V.A.C. Unit into space 231, stopping just inside column line 23.
24.  Install fire dampener in the ducts as needed.
25. Install two 1.5 in. electrical conduit from the Main H.V.A.C. Unit through column line 23, for needed wiring.
26. Re-work all controls for the Main H.V.A.C. Unit to pneumatic and do all needed tie in to center H.V.A.C. Controls. Up grade controls to maximize the unit's operating efficiency. (Supply Thermostats to tenant).
27.  Re-work the motor and pulley to increase the Unit output to 9600 cfm.
28.  Install Temporary lights that meet local codes.
Work By Others

1.   Fire sprinkler total space 234 to meet all codes.
2.   All tenant's labor and construction materials.
3.   Tenant fixtures.
4.   Tenant sign.
5.   Permit to build out the tenant space.
6. Supply and Install H.V.A.C. ducting inside space 231 including running electric power to space 231 H.V.A.C. UNIT and the control pneumatic lines from the thermostat. (Center supply Thermostat).
7. Supply and install all floor covering in space 231. (This include leveling the floor to meet the needs of the tenant).
8. Supply and install all electrical equipment, conduit, wiring, lights, plugs.
9. Supply and install all plumbing fixturing and piping. (This includes any floor penetration).

                                   "DRAWING"
February 15, 1994

Victor P. Stein
Vice President - Development
General Growth Management, Inc.
400 South Highway 169
Suite 800
Minneapolis, MN  55426

Re:  Montgomery Ward
     Northland Center

Dear Vic:

Attached please find the cost estimates for the various areas of work required at Northland Mall, along with three copies of the scope drawings prepared by our architect. The contractor based the estimates on the information in the scope drawings as well as comments made at our site visit in December.

Please not the following:

     The pricing for the exterior work was based on the schematic overlay shown on the as built elevation drawings. Some of the line items, however, refer to general mall maintenance items, such as 0210-tuckpoint allowance ($3252), 0222-overlay paving ($21,000), 0223-repair soffits and fascias ($5,000), 0224-patch/repair walks ($5000). If it makes more sense for us to complete these items while we are doing our exterior work, then let's find a way for you to reimburse the cost somewhere in the project.

     The roof work category includes a very slight allowance (.10/SF) for repair. Bill Bushaw forwarded the roof survey to me and it seems clear that major repair, if not replacement is in order for some, if not all the roof surfaces above our store. Since the youngest roof above our area is 18-19 years old, it is likely that the mall operations/maintenance budget is prepare for maintenance and/or repair in the near future.

Please review these numbers and the scope drawings and call me if you have any questions. I look forward to our meeting in Chicago next week.

Sincerely,



Nancy Strening

cc:  Norm Abplanalp
     Bob Roscoe
     Mike Willingham

                             BUDGET SUMMARY REPORT

Project:       Montgomery Ward
Location:      Southfield, MI
Job:           Montgomery Ward Northland Budget
Estimate:
Printed:       February 4, 1994 @ 12:24 p.m.
Phase I:       151,000 S.F.
Total Area:    151,000 S.F.



                          BudgetCostUnit CostComments
Exterior Work       433,635                  1.87
Roof Work           98,332                   .60
Interior Work       526,327                  3.49
Open Court Work     383,891                  2.81
Wall Work           179,563                  1.19
General Conditions  88,249                   .53
Fee                 88,772                   .59
TOTAL               1,183,849                          $11.28 per S.F.

                     BUDGET ESTIMATE RECAPITULATION REPORT

Job:      Montgomery Ward Northland Budget   Job Area: 151,000.00 SF
Project:  Montgomery Ward Northland Budget   Unit Cost:
Location: Southfield, MI

RCH/REG:                                     Summary by:  Bill Heath
ST DESC:  Budget                             Priced by:
                                             Checked by:

Page:                                        Run Date: 2/04/94
Date:     2/02/94                            Run Time: 12:24:52

Fee%= 5.50%   Fee Fixed = $   Sales Tax = 0.00%   Payroll Tax= 49.01%   Sub
Insurance = .3118%   Gross Receipts Tax = 0.001%



                              Material     Labor  Subcontractor
Code                     Unit Unit        Unit      Unit
AC-DC   Desc    Qty      Meas Cost  Amt   Cost Amt  Cost    Amt      Total

0200 Remove
     ______
     Doors/
     Frame      14.00     BA  0.00  0    0.00  0  250.00   3,500    3,500
0201 Demo
     Masonry
     Wall       1,542.00  SF  0.00  0    0.00  0  4.00     6,168    6,160
0202 Demo
     Storage-
     lofts
     and Rate   6,692.00  SF  0.00  0    0.00  0  4.00     26,7682  6,768
0203 Layout
     Interior   12,000.00 SF  0.00  0    0.00  0  .15      1,800    1,800
0204 Remove
     Steel
     Entry
     Portal     1.00      LS  0.00  0    0.00  0  3,600.00 3,600    3,600
0205 Demo
     Stair/
     ______     1,000.00  SF  0.00  0    0.00  0  1.00     1,000    1,000
0206 Conc
     Walks,
     Curbs &
     Stair      350.00    SF  0.00  0    0.00  0  6.00     2,100    2,100
0207 Conc
     Slab &
     Loading
     Dock       1,000.00  SF  0.00  0    0.00  0  7.00     7,000    7,000
0208 Brick-Up
     Doors &
     Windows    15.00     EA  0.00  0    0.00  0  800.00   12,000   12,000
0209 Lintels
     & New
     Entries
     46L        2.00      EA  0.00  0    0.00  0  2,500.00 5,000    5,000
0210 Tuckpoint
     Brick
     (Allow)    18,848.00     SF    0.00 0     0.00        0        .383,252
3,252
0211 EIFS       18,754.60 SF  0.00  0    0.00  0  18.68    187,548  187,548
0212 EIT EM
     Doors      6.00      EA  0.00  0    0.00  0  0.00     0        0
0213 Store-
     front
     Doors      24.00     EA  0.00  0    0.00  0  800.00   19,260   19,200
0215 Store-
     front
     Entries    2,744.00  SF  0.00  0    0.00  0  28.00    54,800   54,800
0216 Overhead
     Rolling
     Doors      4.00      EA  0.00  0    0.00  0  2,500.00 10,000   10,000
0217 Column
     Covers     4.00      EA  0.00  0    0.00  0  2,500.00 10,000   10,000
0218 Paint      26,298.00 SF  0.00  0    0.00  0  .75      19,724   19,724
0219 Dock
     Bumper     48.00     LF  0.00  0    0.00  0.50        20       20
0220 Handrail   15.00     LF  0.00  0    0.00  0  80.00    1,200    1,200
0221 Bollards   10.00     EA  0.00  0    0.00  0  250.00   2,500    2,500
0222 Overlay
     Paying     6,000.00  ST  0.00  0    0.00  0  3.50     21,000   21,000
0223 Repair
     Soffits
     and
     Pacias     1.00      LS  0.00  0    0.00  0  5,000.00 5,000    5,000
0224 Patch/
     Repair
     Walks      1.00      LS  0.00  0    0.00  0  5,000.00 5,000    5,000
0225 Dock
     Seals      4.00      EA  0.00  0    0.00  0  1,200.00 4,800    4,800
0226 Misc.
     Scrap-
     folding    1.00      LS  0.00  0    0.00  0  6,000.00 6,000    6,000

                     BUDGET ESTIMATE RECAPITULATION REPORT

Job:                      Montgomery Ward Northland Budget Job Area:151,000.00
SF
Project:        Montgomery Ward Northland Budget  Unit Cost:
Location:       Southfield, MI

RCH/REG:                                                   Summary by:  Bill
Heath
ST DESC:        Budget                            Priced by:
                                                                    Checked
by:

Page:                                                      Run Date:
                2/04/94
Date:           2/02/94                           Run Time:         12:04:52

Fee%= 5.50%   Fee Fixed = $   Sales Tax = 0.00%   Payroll Tax= 49.01%   Sub
Insurance = .3118%   Gross Receipts Tax = 0.001%

BUDGET CODE 01 EXTERIOR WORK


                               MAT.        LABOR     SUBCONTRACTOR      TOTAL
CODE                   UNIT  UNIT       UNIT       UNIT
AC-BC  DESC.   QTY     MEAS  COST AMT   COST  AMT   COST     AMT

601-01 Small   1.00    LS    0.00  0    0.00  0  10,000.00   10,000     10,000
       Tools
651-01 EQ-R:   1.00    LS    0.00  0    0.00  0   1,418.00    1,418      1,418
       Layout
452-01 EQ-R:   1.00    LS    0.00  0    0.00  0   2,346.00    2,346      2,346
       RIC/
       Backfill

Sub-total              ____        _____      _________      ___________
Taxes &                 0            0        432,288.00     432,288.00
Insurance                                       1,348.00       1,348.00

Total With-Out         ___         ____       __________     ___________
Gross Receipts          0            0        433,635.00     433,635.00
Tax On Fee

BUDGET CODE 02 ROOF WORK

                               MAT.        LABOR     SUBCONTRACTOR      TOTAL
CODE                   UNIT  UNIT       UNIT       UNIT
AC-BC  DESC.   QTY     MEAS  COST AMT   COST  AMT   COST     AMT

300    Roof    111,960 SF    0.00  0    0.00  0         .18  11,196     11,196
       Flashing
301-02 Metal     6,825 SF    0.00  0    0.00  0        3.00  20,475     20,475
       Parapet
       Panesl
302-02 Coping    1,185 LP    0.00  0    0.00  0        8.00   9,400      9,400
       & Parapet
       Wall


                               MAT.        LABOR     SUBCONTRACTOR      TOTAL
CODE                   UNIT  UNIT       UNIT       UNIT
AC-BC  DESC.   QTY     MEAS  COST AMT   COST  AMT   COST     AMT

303-02 Flash-    1,185 LF    0.00  0    0.00  0        8.00   9,400      9,400
       ing Parapet
       Wall
304-02 ___       1,472 LP    0.00  0    0.00  0        5.00   7,360      7,360
       FIT
305-02 REM          25 EA    0.00  0    0.00  0      300.00   7,500      7,500
       & CAP
       Exhaust Fans
306-02 REM
       & CAP        19 EA    0.00  0    0.00  0      600.00  11,400     11,400
       Typical RTD's
307-02 REM           1 EA    0.00  0    0.00  0    1,200.00   1,200      1,200
       & CAP
       Large LTD
308-02 Roof          1 EA    0.00  0    0.00  0    2,000.00   2,000      2,000
       Patch
308-02 Rough         1 EA    0.00  0    0.00  0   10,000.00  10,000     10,000
       Hardware

                     BUDGET ESTIMATE RECAPITULATION REPORT

Job:                   Montgomery Ward Northland Budget  Job Area:
151,000.00 SF
Project:       Montgomery Ward Northland Budget  Unit Cost:
Location:      Southfield, MI

RCH/REG:                                                 Summary by:  Bill
Heath
ST DESC:       Budget                            Priced by:
                                                             Checked by:

Page:                                                    Run Date:      2/04/9
                                                                        4
Date:          2/02/94                           Run Time:   12:24:52

Fee%= 5.50%   Fee Fixed = $   Sales Tax = 0.00%   Payroll Tax= 49.01%   Sub
Insurance = .3118%   Gross Receipts Tax = 0.001%

                               MAT.        LABOR     SUBCONTRACTOR      TOTAL
CODE                   UNIT  UNIT       UNIT       UNIT
AC-BC  DESC.   QTY     MEAS  COST AMT   COST  AMT   COST     AMT


BUDGET CODE 02 ROOF WORK

Sub-total              ____        _____      _________      ___________
Taxes &                 0            0        90,091.00      90,091.00
Insurance                                        281.00         281.00

Total With-Out         ___         ____       __________     ___________
Gross Receipts          0            0        90,372.00      90,372.00
Tax On Fee


BUDGET CODE 03 EXTERIOR WORK

                               MAT.        LABOR     SUBCONTRACTOR      TOTAL
CODE                   UNIT  UNIT       UNIT       UNIT
AC-BC  DESC.     QTY   MEAS  COST AMT   COST  AMT   COST     AMT

- -03    Demo       3,046  LF  0.00  0    0.00  0     10.00    10,468     10,468
       Tenant
       Walls
- -03    Demo     111,960  SF  0.00  0    0.00  0       .00    89,568     89,568
       Floor
       Cover &
       Patch
- -03    Demo     111,960  SF  0.00  0    0.00  0       .40    44,704     44,784
       Acoustical
       Ceiling
- -03    Demo     111,960  SF  0.00  0    0.00  0       .50    55,900     55,900
       GYF
       SDB-Ceiling
- -03    Demo       1,036  LF  0.00  0    0.00  0     10.00    10,360     10,360
       Bulkheads
       & Ply 24'

- -03    Infill     2,613  SF  0.00  0    0.00  0        7.00  18,291     18,291
       Floor Prep.
- -03    Disconnect    14  EA  0.00  0    0.00  0      250.00   3,500      3,500
       Doorwait
       & EL
- -03    REM Misc.      1  LS  0.00  0    0.00  0   20,000.00  20,000     20,000
       Tenant
       Items
- -03    Fire       9,240  SF  0.00  0    0.00  0        5.00  46,200     46,200
       Rated
       CYP Wall
- -03    Demo &        26  EA  0.00  0    0.00  0      300.00   7,800      7,800
       Cap Int.
       Plugging
- -03    Demo     111,960  SF  0.00  0    0.00  0         .30  33,588     33,588
       Sprinkler
- -03    REM PAC  111,960  EA  0.00  0    0.00  0         .60  67,176     67,176
       Doctwork
       & Elec.
- -03    Reloca-        1  LS  0.00  0    0.00  0   20,000.00  20,000     20,000
       tive
       Elec. Book
- -03    EQ-RI Conc     1  LS  0.00  0    0.00  0    2,900.00   2,900      2,900
       Pour &
       Finisher
- -03    EQ-RI General  1  EA  0.00  0    0.00  0    6,998.00   6,998      6,998
       Equipment

                     BUDGET ESTIMATE RECAPITULATION REPORT

Job:                   Montgomery Ward Northland Budget  Job Area:
151,000.00 SF
Project:       Montgomery Ward Northland Budget  Unit Cost:
Location:      Southfield, MI

RCH/REG:                                                 Summary by:  Bill
Heath
ST DESC:       Budget                            Priced by:
                                                             Checked by:

Page:                                                    Run Date:      2/04/9
                                                                        4
Date:          2/02/94                           Run Time:   12:24:52

Fee%= 5.50%   Fee Fixed = $   Sales Tax = 0.00%   Payroll Tax= 49.01%   Sub
Insurance = .3118%   Gross Receipts Tax = 0.001%

BUDGET CODE 03 INTERIOR WORK


                               MAT.        LABOR     SUBCONTRACTOR    TOTAL
CODE                   UNIT  UNIT       UNIT       UNIT
AC-BC  DESC.   QTY     MEAS  COST AMT   COST  AMT   COST     AMT

459-03 EQ-R1   1.00    LS    0.00  0    0.00  0   67,154      67,154   67,154
       Demo-
       lotion

Sub-total                          0          0  524,691     524,691  524,691
Taxes &                            0          0    1,636       1,636    1,636
Insurance

Total With-Out                     0          0
Gross Receipts
Tax On Fee                                                   526,327  526,327

BUDGET CODE 04 OPEN COURT WORK

                               MAT.        LABOR     SUBCONTRACTOR    TOTAL
CODE                   UNIT  UNIT       UNIT       UNIT
AC-BC  DESC.   QTY     MEAS  COST AMT   COST  AMT   COST     AMT

       Store     4,656 SF    0.00  0    0.00  0    4.00      18,624   18,624
       front/Cord
       Bulk
       Canopy      128 LP    0.00  0    0.00  0   10.00       1,200    1,200
       Land-     3,278 SF    0.00  0    0.00  0    1.00       4,000    4,000
       scaping
       Plant-      650 SF    0.00  0    0.00  0    5.00       3,250    3,250
       er Walls
       Brick     2,856 SF    0.00  0    0.00  0    4.00      11,424   11,424
       Walls
       Patch/  14,000  SF    0.00  0    0.00  0    5.50      17,000   17,000
       Top Slab

                               MAT.        LABOR     SUBCONTRACTOR    TOTAL
CODE                   UNIT  UNIT       UNIT       UNIT
AC-BC  DESC.   QTY     MEAS  COST AMT   COST  AMT   COST     AMT

       Slab &      21  EA    0.00  0    0.00  0  100.00       6,300    6,300
       New Columns
       Roof     1,920  SF    0.00  0    0.00  0    1.50       2,000    2,000
       Struc-      54  TN    0.00  0    0.00  0  1,600.00    80,000   80,000
       tural Steel
       Metal   14,000  SF    0.00  0    0.00  0    1.50      21,000   21,000
       Deck
       Roof-   15,904  SF    0.00  0    0.00  0    3.50      55,944   55,944
       ing &
       Flashing
       Court   14,000  SF    0.00  0    0.00  0     .21       3,000    3,000
       Plumbing
       Court   14,000  SF    0.00  0    0.00  0     .29       4,000    4,000
       Electrical
       Close      146  SF    0.00  0    0.00  0    8.00       1,168    1,168
       Floor
       Penetrations

                     BUDGET ESTIMATE RECAPITALIZATION REPORT

JOB      : Montgomery Ward       JOB AREA:  151,000.00 SP       EST: 1
             Northland Budget    UNIT COST:                     PAGE:
Project  : Mont. Ward Northland
             Budget
Location : Southfield, MI                                       DATE: 2/2/94


                      SUMMARY BY: Bill Heath       DUE DATE  : 2/4/94
RCB/EMG :             PRICED BY:  BD/SB            RUN TIME  : 12.24.52
ST DESC :   Budget    CHECKED BY:

FEE 1-5.50%      FIXED FIELD - $ 0      SALES TAX - 8.00%    PAYROLL
TAX-49.01%

SUB INSURANCE -.3118%      GROSS RECEIPTS TAX-0.00%

                                    MATERIAL   LABOR       SUBCONTRACTOR
OAR                           UNIT  UNIT       UNIT        UNIT
CODE  AC-BC  DESCRIP.  QTY    MEAS. COST AMT.  COST  AMT.  COST  AMT.  TOTAL


BUDGET CODE 04 OPEN COURT WORK

518- 04 PUBLIC/DUST
     PROTECTION       2,120.00  SP  0.00  0  0.00  0  4.00      8,512    8,512
456- 04 EQ-?:
    CARPENTRY/MISC
     META             1.00      LS  0.00  0  0.00  0  4,644.00  4,644    4,644
     SUB-TOTAL                            0        0  302,946   302,946
       TAXES &
       INSURANCE                          0        0  945       945
     TOTAL WITHOUT
      GROSS RECEIPTS
      TAX OR FEE                          0        0  383,891   383,891


BUDGET CODE 05 WALL WORK

550- 05 DEMO FLOOR
    COVER & PATCH     16,074.00 SP  0.00  0  0.00  0  .00       12,859
12,859
551- DEMO ACOUSTICAL
    CEILING           16,074.00 SP  0.00  0  0.00  0  .40       6,430    6,430
552- DEMO CTP
    SUB-CEILING       16,074.00 SP  0.00  0  0.00  0  .50       8,811    8,811
553- 05 INT ?? DOORS
    & FRAMES          3,00      EA  0.00  0  0.00  0  906.00    2,700    2,700
554- 05 SHAFTWALL     1,024.00  SP  0.00  0  0.00  0  5.00      5,128    5,128
555- 05 FIRE RATED
    GFP WALL          2,184.00  SP  0.00  0  0.00  0  5.00      13,928
13,928
556- 05 ACOUSTICAL
    CEILING           5,680.00  SP  0.00  0  0.00  0  .90       5,119    5,119
556- 05 BULKHEAD &

    NEW LEASE
     LINE             262.00    LP  0.00  0  0.00  0  19.00     2,628    2,628
556- 05 FIRE RATED
    GYP CEILING       5,688.00  SP  0.00  0  0.00  0  1.75      9,954    9,954
557- FLOORING
    (TERRAZZO/
    TILE)             5,688.00  SP  0.00  0  0.00  0  7.00      39,816
19,816
558- 05 PAINT         524.00    SP  0.00  0  0.00  0  .50       262      262
559- 05 WALL
      PLUMBING        7,768.00  SP  0.00  0  0.00  0  1.00      7.768    7.768
568- 05 WALL
      SPRINKLER       7,768.00  SP  0.00  0  0.00  0  1.38      10,888
10,888

0561-05 WALL HVAC     7,768.00  SP  0.00  0  0.00  0  3.00      23,200
13,280

0562-05 WALL ELEC-
     TRICAL           7,768.00  SP  0.00  0  0.00  0  4.00      31,040
31,040
    SUB-TOTAL                             0        0            179,005
179,005
    TAXES & INSUR-
      ANCE                                0        0            558      558
    TOTAL WITHOUT
      GROSS RECEIPTS
      TAX OR FEE                          0        0            179,563
179,563


BUDGET CODE 06 GENERAL CONDITIONS

550-06 GENERAL
    CONDITIONS        1.00      LS  0.00  0  0.00  0  80,000.00 80,000
80,000
    SUBTOTAL                              0        0            80,000
80,000
    TAXES & INSUR-
      ANCE                                0        0            82,249
88,249
    TOTAL WITHOUT
      GROSS RECEIPTS
      TAX OR FEE


- ------------------------------------------------------------------------------
- -
                                   JOB SUMMARY

                                    Material Labor Subcontract  Total
SUB-TOTAL                           0        0     1,609,020    1,609,020

    SALES TAX          : 8.09 %                                 0
    PAYROLL TAX        : 19.01%                                 0
    SUB INSURANCE      :.3118%                                  5,017
    FEE %              : 5.50%                                  88,772
    FEE FILED          :  ??                                    0
    GROSS RECEIPTS TAX :0.00%                                   0
    TOTAL                                                       1,782,889
    JOB AREA           : 151,000.0 SF
    UNIT COSTS         : 11.28 $/SF

                                   EXHIBIT C


                     EQUIPMENT & FURNISHING INVENTORY
                      MARKETING/PROMOTION DEPARTMENT


MALL:  NORTHLAND CENTER #752                  DATE:  FEBRUARY 15, 1994


(If Leased, include lease or lease purchase, date leased, and date lease expires.)


                                                        DATE
                                                        DISPOSED
QUANTITY   ORIGINAL  L=LEASED                 DATE      SOLD &    IF SOLD
           COST      O=OWNED   DESCRIPTION    PURCHASED WHY       AMOUNT

MARKETING/PROMOTION DEPARTMENT

1     UNKNOWN     O Raffle Drum
10    $1,000.00   O Signholders - Black and
                    Gold
64    UNKNOWN     O Hanging Garland
16    UNKNOWN     O Mechanical Snowbells
7     UNKNOWN     O Snowbells (medium size)
13    UNKNOWN     O Bags Christmas Santa
                    house decor
1     UNKNOWN     O Easter Bench
6     UNKNOWN     O Freeze Model Platforms
11    UNKNOWN     O Airplane Displays         1986
11    $20,000.00  O Christmas trees
                    (various heights)         1985
1     $200.00     O Bridge - White fencing    1985
3     $7,500.00   O Pegasus                   1988
15    $1,500.00   O Ice Branches              1985
1     $25.00      O Holiday Mailbox           1980
3     $450.00     O Platform risers - hand
                    made                      1991
40    UNKNOWN     O Gold Stanchions           1990
1     UNKNOWN     O Santa House (complete)
1     UNKNOWN     O Easter house (complete)
6     UNKNOWN     O Dancing bunnies
1     UNKNOWN     O Box Christmas lights
1     UNKNOWN     O Steps for camera stands
2     UNKNOWN     O Speakers
2     UNKNOWN     O Speaker stands/tripods
1     UNKNOWN     O Mike stand
1     UNKNOWN     O Receiver/PA
125   UNKNOWN     O Chairs
40    UNKNOWN     O Tables

MARKETING/PROMOTIONS
1     UNKNOWN     O Projector screen (Room B)
2     UNKNOWN     O Coffee Urns
1     UNKNOWN     O Television 19" color
                    (conference room)
1     UNKNOWN     O VCR (Conference room)
4     UNKNOWN     O Animated Bears with Santa Hat on
                    Tree stump
40    UNKNOWN     O Christmas wrap gift/display boxes
                    assorted sizes
1     UNKNOWN     O Piano (old)
5     UNKNOWN     O Coat racks
1     UNKNOWN     O Wooden easel
2     UNKNOWN     O Chair racks
1     UNKNOWN     O Mike stand
1     UNKNOWM     O Speaker
1     UNKNOWN     O Podium (P.A. Builtin)
1     UNKNOWN     O Swivel Mirror
2     UNKNOWN     O Camera stands
1     UNKNOWN     O Camera Case
1     UNKNOWN     O Cash register
1     UNKNOWN     O Check printer
4     UNKNOWN     O Santa Suits
5     UNKNOWN     O Easter Aprons
2     UNKNOWN     O Credit Card verifications
                    machines
1     UNKNOWN     O Two line telephone
1     UNKNOWN     O Booth w/cabinets
1     UNKNOWN     O Safe w/two  drawers
3     UNKNOWN     O Chairs (info booth)
1     UNKNOWN     O 4 wheeled dolly
1     UNKNOWN     O Christmas apron
1     UNKNOWN     O Fan
1     UNKNOWN     O Helium tank
2     UNKNOWN     O Extension cords
1     UNKNOWN     O Bartizana Credit Card
                    Imprinter
1     UNKNOWN     O Santa chair
3     UNKNOWN     O Crayon Stands (planters)
20    UNKNOWN     O White Christmas trees
1     UNKNOWN     O Box electrical cords
1     UNKNOWN     O Olympus Infinity Super
                    Zoom 300 Camera
10    UNKNOWN     O Blue Sign holders         1993
5     UNKNOWN     O Blue literature holders   1993
1     UNKNOWN     O Garland Range
1     UNKNOWN     O Refrigerator
1
1
1
1
1
GARAGE LARGE AREA CONTINUED
1
1
1
1
1
2
1
1
1
1

1
1
1
1
1
1
1
1
1
1
1
1
1
1
1
1
1
STORAGE CABINET G&B 46 CONTINUED
1
1
1
1
1
1
1
1
1
1
1
1
1
2
1
6
8
3
4
7
4
1
1
1
1     UNKNOWN     O [18" PIPE WRENCH]
1     UNKNOWN     O [26 PEICE ALLEN WRENCH
                    SET]
6     UNKNOWN     O [VARIOUS SIZED CRAFTSMAN
                    WRENCHES]
7     UNKNOWN     O [VARIOUS SIZED ALLTRADE
                    WRENCHES]

TOOL CHEST G&B 010 & G&B 011 CONTINUED
5     UNKNOWN     O [VARIOUS SIZED S-K TOOLS
                    WRENCHES]
4     UNKNOWN     O [VARIOUS SIZED SNAP-ON
                    WRENCHES]
3     UNKNOWN     O [VARIOUS SIZED FORGED
                    WRENCHES]
2     UNKNOWN     O [VARIOUS SIZED K-TOOLS
                    WRENCHES]
1     UNKNOWN     O [PROTO WRENCH]
1     UNKNOWN     O [CEN-TECH WRENCH]
1     UNKNOWN     O [GREAT NECK WRENCH]
1     UNKNOWN     O [PROFFESSIONAL WRENCH]
1     UNKNOWN     O [1/2" drive CRAFTSMAN RACHET
                    (44985)]
1     UNKNOWN     O [1/2" drive S-K RACHET]
1     UNKNOWN     O [1/2" drive arm PROTO 16"]
20    UNKNOWN     O [1/2" drive VARIOUS SIZED
                    S-K SOCKETS]
14    UNKNOWN     O [1/2" drive VARIOUS SIZED
                    CRAFTSMAN SOCKETS]
3     UNKNOWN     O [1/2" drive VARIOUS SIZED
                    JOHN BEAN SOCKETS]
1     UNKNOWN     O [1/2" drive 3/4" SNAP-ON
                    SOCKET]
1     UNKNOWN     O [1/2" drive 15/16" PROTO
                    SOCKET]
1     UNKNOWN     O [3/8" drive arm S-K WAYNE
                    RACHET(45153)]
1     UNKNOWN     O [3/8" drive EXTENTION S-K
                    (44284)]
1     UNKNOWN     O [3/8" drive SNAP-ON TWIST
                    DRIVER]
1     UNKNOWN     O [3/8" drive S-K 12" EXTENTION]
38    UNKNOWN     O [3/8" drive VARIOUS SIZED
                    CRAFTSMAN SOCKETS]
14    UNKNOWN     O [3/8" drive VARIOUS SIZED S-K
                    SOCKETS]
4     UNKNOWN     O [3/8" drive VARIOUS SIZED OFF
                    BRAND SOCKETS]
1     UNKNOWN     O [3/8" drive 13/16" SNAP-ON
                    SOCKET]
1     UNKNOWN     O [3/8" drive 3/4" PROTO SOCKET]
7     UNKNOWN     O [3/8" drive VARIOUS SIZED S-K
                    METRIC SOCKETS]
9     UNKNOWN     O [3/8"drive VARIOUS SIZED OFF
                    BRAND METRIC SOCKETS]
1     UNKNOWN     O [1/4"drive 14 PEICE SNAP-ON
                  SOCKET SET]

TOOL CHEST G&B 010 & G&B 011 CONTINUED
      UNKNOWN     O [1/4" drive EXTENTION]
1     UNKNOWN     O [1/4" drive CRAFTSMAN SOCKET
                    DRIVER]
28    UNKNOWN     O [1/4" drive VARIOUS SIZED
                    CRAFTSMAN SOCKETS]
14    UNKNOWN     O [1/4" drive VARIOUS SIZED
                    S-K SOCKETS]
3     UNKNOWN     O [1/4" drive VARIOUS SIZED
                    OFF BRAND SOCKETS
10    UNKNOWN     O [1/4" drive VARIOUS SIZED OFF
                    BRAND METRIC SOCKETS]

GROUNDS & BUILDING MAINTENANCE GARAGE TIRE CAGE
1     $3,000      O ACCUTURN tire machine
                    (.3931117)
1     $80.00      O VIKING floor jack 21/2 ton
                    (G&B 04)
1     UNKNOWN     O 66"x30"x18" METAL STORAGE
                    CABINET BLUE
                    (G&B 46) {inside}
1     UNKNOWN     O {TIRE HAMMER}
1     UNKNOWN     O {TIRE IRON}
1     UNKNOWN     O {P.E.C. WHEEL BALANCER}
1     UNKNOWN     O {K-D wheel wight remover-
                    installer tool}
1     UNKNOWN     O {UNIVERSAL POWER air die
                    grinder with buffing wheel(322)}
1     $8.00       O {REMA hand reamer for ties}
1     $6.00       O {REMA plug installer  (565)}
1     $8.00       O {REMA patch roller (#30)}
1     $35.95      O {SPEEDAIRE air tank (4F693)}
1     $5.50       O {REMA liquid pre-buffer 32oz.
                    (#71)}
1     $5.50       O {REMA special cement-BL 8oz.
                    (BL-8)}
1     UNKNOWN     O {S-K 14" FLAT BLADE SCREW
                    DRIVER}

GROUNDS & BUILDING MAINTENANCE GARAGE OUTER TOOL CRIB AREA
1     $195.00     O RALLY QUANTUM MOWER  (00863)
2     UNKNOWN     O HONDA PUSH MOWER (HR-195-KK)
                    (HRS-21-FO-6003219)
1     $300.00     O HONDA PUSH MOWER  (HRS21-6048791)
1     $300.00     O STIHL BLOWER  (BR400)
1     UNKNOWN     O DAYTON BLOWER  (292201)
3     $207.00     O HOMELITE grass whips (HN06401195)
                    (HM1360996) (HN0640228)
3     $600.00     O STIHL grass whips  24790497)
                    (24785175) (24785134)
1     UNKNOWN     O TOTAL chain saw  (5011957)
1     UNKNOWN     O LITTLE WONDER hedger/roto tiller
                    (0047306)
3     $1,500      O SIMPLICITY roto tillers
                    (6097) (003265) (104823)
1     UNKNOWN     O BRIGGS &STRATTON power
                    lawn edger  (G&B 02)
1     UNKNOWN     O FOX band saw for poles (003617)
1     $1,800      O STRIPPING MACHINE (4685)
                    ENGINE-(0306D)
1     $350.00     O DAYTON OGGER with 2 bits
                    (014-30555)
1     $1,000      O R-N CH110 battery charger
                    red (1899)
1     UNKNOWN     O JET POWER greaser (240170)
1     UNKNOWN     O OXYGEN & ACETYLENE DOLLY
                    with torch &striker  (G&B 024)
1     UNKNOWN     O GEAR OIL PUMP  (G&B 023)
1     UNKNOWN     O  JUMPER CABLES
6     $774.00     O SINGLE DRUM CONTAINMENT
                    UNITS  (PIGS)
6     UNKNOWN     O SPADES 3flat &3belviled
2     UNKNOWN     O 4' JACK STANDS  (G&B 021)
                    (G&B 022)
2     UNKNOWN     O CYCLES
1     UNKNOWN     O 4' POST HOLE DIGGER
1     UNKNOWN     O 12" HATCHET
1     UNKNOWN     O DOUBLE BLADED AXE
4     UNKNOWN     O PITCH FORKS
5     UNKNOWN     O RACKS
1     UNKNOWN     O DOLLY RED  (G&B 019)
2     UNKNOWN     O PUSH BROOMS
3     UNKNOWN     O DUST MOPS
1     UNKNOWN     O 8' EXTENTION LADDER ALUMINUM
                    (G&B 020)
2     UNKNOWN     O LEAF RACKS
3     UNKNOWN     O SNOW SHOVELS
1     UNKNOWN     O 10' PLOW BLADE
6     UNKNOWN     O 8' PLOW BLADES
12    $316.56     O 12' SIGN POSTS
1     UNKNOWN     O 48"x48"x12" DUST MOP STORAGE
                    UNIT white wood  (G&B 48)
1     UNKNOWN     O 84"x45"x18" WOOD STORAGE UNIT
                    (G&B 49)
1     UNKNOWN     O 84"x139"x25" METAL STORAGE
                    RACK green

GROUNDS & BUILDING MAINTENANCE GARAGE UPPER TOOL CRIB AREA
1     UNKNOWN     O 44"x260"x31" STORAGE UNIT 2 SHELVE
1     UNKNOWN     O 72"x96"x24" STORAGE UNIT 2 SHELVE
1     UNKNOWN     O 72"x108"x18" STORAGE UNIT 3 SHELVE
1     UNKNOWN     O 72"x180"x18" STORAGE UNIT 2 SHELVE
1     UNKNOWN     O FORD TRIBLOC 11/2 TON CHAIN FAULT
22    UNKNOWN     O 6'x3' BLACK RAILS
1     $550.00     O CAMBELL HAUSFELD airless paint
                    sprayer  (100890N896888)
1     UNKNOWN     O HOME LITE gas water pump  (20582156)
1     UNKNOWN     O 8' ALUMINUM LADDER  (G&B 025)
1     UNKNOWN     O 3' 2"Dia. HAND OGGER
1     UNKNOWN     O PICK AXE
4     $35.92      O SNOW SHOVELS
4     UNKNOWN     O CULTIVATING RACKS
8     UNKNOWN     O 30"x30" PEDESTRIAN CROSSING SIGNS
                    black on yellow
9     $233.55     O 24"x24" STOP SIGNS
3     $32.85      O 12"x18" HANDICAP PARKING SIGNS
                    white on blue
2     UNKNOWN     O 12"x18" HANDICAP RAMP SIGNS
                    white on blue
13    UNKNOWN     O 18"x24" ONE WAY (left) SIGNS
                    black on white
8     UNKNOWN     O 18"x24" ONE WAY (right) SIGNS
                    black on white
9     $98.55      O 12"x18" NO PARKING FIRE LANE
                    SIGNS red on white
7     UNKNOWN     O 12"x6" TOW-AWAY SIGNS red
                    on white
4     UNKNOWN     O 24"x30" BUSSES ONLY SIGNS
                    black on white
3     UNKNOWN     O 30"x30" DO NOT ENTER SIGNS
                    red on white
2     UNKNOWN     O 18"x24" TAXI CAB ONLY SIGNS
7     UNKNOWN     O 18"x18" PUBLIC RESTROOMS SIGNS
                    black on white
10    UNKNOWN     O 24"x18" EMPLOYEE PARKING SIGNS
                    black on white
4     UNKNOWN     O 18"x24" NO BUS SIGNS black
                    on white
2     UNKNOWN     O 18"x24" NO LEFT TURN SIGNS
                    black on white
3     UNKNOWN     O 24"x18" WE NEED YOU BUCKLE UP
                    SIGNS white, red, black on blue
2     UNKNOWN     O 18"x24" EXIT RIGHT ARROW SIGNS
                    black on white
1     UNKNOWN     O 18"x24" EXIT LEFT ARROW SIGN
                    black on white
3     UNKNOWN     O 24"x18" TRUCK CARRYING EXPLOSIVES
                    AND INFLAMABLES NOT PERMITTED IN THE
                    TUNNEL SIGNS white on red
2     UNKNOWN     O 18"x24" TRUCK CLEARANCE 13'-3"
                    SIGNS red on white
1     UNKNOWN     O 18"x24 NO RIGHT TURN SIGN
                    black on white
18    UNKNOWN     O 18"x24" LEFT TURN ONLY SIGNS
                    black on white
20    UNKNOWN     O 18"x24" RIGHT TURN ONLY SIGNS
                    black on white
6     UNKNOWN     O 18"x24" SPEED LIMIT 25 SIGNS
                    black on white
6     UNKNOWN     O 24"x12 EXIT RIGHT ARROW SIGNS
                    white on green
6     UNKNOWN     O 24"x12" EXIT LEFT ARROW SIGNS
                    white on green
4     UNKNOWN     O 30"x24" YIELD SIGNS white on red
6     UNKNOWN     O 24"x24" WARNING TURN OFF ENGINS
                    IN TUNNEL
                    WHEN NOT IN MOTION SIGNS white
                    on red
50    $492.50     O 6"x12" REFLECTORS YELLOW
2     UNKNOWN     O 12"x18" NO ADMITTANCE TO PUBLIC/
                    EMPLOYEES ONLY white on blue
3     UNKNOWN     O 36"x12" ONE WAY RIGHT ARROW SIGNS
5     UNKNOWN     O 36"x12" ONE WAY LEFT ARROW SIGNS
                    GROUNDS & BUILDING MAINTENANCE
                    GARAGE TOOL CRIB
1     $489.75     O 65"X43"X18" CHEMICAL STORAGE
                    CABINET YELLOW  (G&B 50)
4     UNKNOWN     O 78"x36"x12" METAL STORAGE UNITS
                    gray with shelves (G&B 51)
                    (G&B 52) G&B 53) (G&B 54)

GARAGE
2     UNKNOWN     O 78"x36"x12" METAL STORAGE UNITS
                    32 cubical gray  (G&B 55) (G&B 56)
2     UNKNOWN     O 42"x36"x12" METAL STORAGE UNITS
                    72 cubical greenish/gray  (G&B
                    57) (G&B 58)
1     UNKNOWN     O 11"x36"x12" METAL STORAGE UNIT
                    18 drawer dark gray  (G&B 59)
1     $129.30     O 15"x20"x16" METAL STORAGE UNIT
                    4 drawer gray (G&B 60)
1     $175.30     O 23"x15"x12" METAL STORAGE UNIT
                    8 drawer gray (G&B 61)
1     UNKNOWN     O 4 DRAWER FILING CABINET BLUE
                    (G&B 62)
1     UNKNOWN     O 7 DRAWER FILING CABINET LIGHT
                    GREEN  (G&B 63)
1     UNKNOWN     O 36"x72"x36" WORK BENCH 3 SHELVE,
                    6 cubicals blue  (G&B 64)  [inside]
2     UNKNOWN     O [SUNCAST 3Gal. TANK SPRAYER (GT300)]
1     $9.75       O [MAGNETIC TOOL ]
1     UNKNOWN     O 78"x36"x13" STORAGE UNIT 5 shelve
1     UNKNOWN     O 84"x72"x18" STORAGE UNIT 4 shelve
1     UNKNOWN     O 84"x36"x24" METAL STORAGE CABINET
                    (G&B 65)  [inside]
1     $14.95      O [JUMPDWOR  16' booster cable
                    (MTW816)]
1     UNKNOWN     O 84"x36"x24" METAL STORAGE
                    CABINET  (G&B 66)  {inside}
5     $81.25      O {24" POLYPRO PUSH BROOMS}
5     $107.55     O {24" FLOOR SQUEEGEES}
2     $19.99      O {16oz. CLAW HAMMERS}
1     UNKNOWN     O {BLACK & DECKER 7 1/4" CIRCULAR
                    SAW (40857)}
1     UNKNOWN     O {MAKITA 14" CHOP SAW  (39436E-90.8)}
1     UNKNOWN     O 84"x36"x24" METAL STORAGE
                    CABINET  (G&B 67)  [inside]
5     $140.00     O [50ft LENTHS AIR HOSE]
1     UNKNOWN     O [HEIN-WENNER hydro hand pump
                    with case]
1     UNKNOWN     O [TOLCO drum wrench]
1     UNKNOWN     O [ALLTRADE bit assortment with case]
1     $45.00      O [THE DESIGNERS EDGE HALOGEN WORK LIGHT
                    (HLK-500QAU)]
1     UNKNOWN     O [WELLER soldering gun with case
                    (d550 60ly)]
1     $72.45      O [CRAFTSMAN 39 piece tap & die set]

STORAGE
1     UNKNOWN     O [MARSON rivet gun with case]
1     UNKNOWN     O [LISLE impact driver set with case]
4     UNKNOWN     O [PM BACK-UP ARM  (780)]
1     UNKNOWN     O [VIBRO ENGRAVER  (K-D2520)]
1     UNKNOWN     O [MAKITA 3/8" DRILL  (061607)]
1     UNKNOWN     O [KAL POWER TIMING LIGHT  (870-807392)]
1     UNKNOWN     O [BOSCH CORDLESS DRILL with 2
                    batteries, charger &case (0601921863)]
1     $190.65     O [DEVIBISS paint spray gun kit  (JGA)]
1     UNKNOWN     O [MILWAUKEE 4 1/2" SANDER/GRINDER
                    (762-172204)]
1     $43.87      O [BLACK & DECKER heatworks  (9226-7)]
1     UNKNOWN     O [A.E.G. DRYWALL SCREW GUN  (370054)]
1     UNKNOWN     O [BLUE POINT critchley type expantion
                    reamer kit]
1     UNKNOWN     O [ BLUE POINT bushing driver set]
1     UNKNOWN     O [THEXTON coolant tester]
1     UNKNOWN     O [IMPERIAL EASTMAN battery hydrometer
                    (515-TB)]
1     UNKNOWN     O [MILTON battery analysis meter (G&B 09)]
2     $6.38       O [STEEL BRUSHES]
2     UNKNOWN     O [VALVE LAPPING TOOLS]
1     UNKNOWN     O [K-D WHEEL BEARING PACKER]
1     UNKNOWN     O [PROTO 3ARM PULLER with arms  (4001-B)]
1     UNKNOWN     O [PICKLE FORK  (6546)]
1     UNKNOWN     O [ALLEN 8piece allen wrench set]
1     $3.99       O [CAULKING GUN]
1     $5.25       O [BATTERY CLEANER TOOL]
1     UNKNOWN     O [14" STAR CHISEL]
1     $13.99      O [18" STANLEY RIPPING CHISEL]
1     $11.95      O [K-D TUBE BENDER]
1     $8.88       O [20ft TROUBLE LIGHT]

STORAGE
1     $9.95       O [ LETTER PUNCH SET]
1     UNKNOWN     O [K-D COMPRESSION TESTER]
1     UNKNOWN     O [K-D VACUUM TESTER]
1     UNKNOWN     O [STANLEY CARPENTERS SQUARE (46-131)]
1     UNKNOWN     O [S&K 2ARM PULLER  (92206)]
1     UNKNOWN     O [S&K 2ARM PULLER  (92204)]
1     UNKNOWN     O [K&D BRAKE CALIBER SPREADER  (828)]
1     UNKNOWN     O [K&D SPRING COMPRESSOR VALVE  (#380)]
1     $195.95     O CRAFTSMAN 12 DRAWER TOOL CHEST
                    (G&B 08) <inside>
9     UNKNOWN     O <1/4" drive VARIOUS SIZED S&K
                    METRIC SOCKETS>
10    UNKNOWN     O <1/4" drive VARIOUS SIZED S&K
                    SOCKETS>
3     UNKNOWN     O <1/4" drive S&K EXTENTIONS>
1     UNKNOWN     O <1/4" S&K SWIVEL ADAPTOR>
1     UNKNOWN     O <1/4" drive S&K DRIVER>
1     UNKNOWN     O <1/4" drive S&K RACHET>
1     UNKNOWN     O <1/4" drive S&K BREAKER BAR>
1     UNKNOWN     O <UNIVERSAL CHUCK KEY>
2     UNKNOWN     O <TORCH TIP CLEANER>
5     UNKNOWN     O <VARIOUS SIZED S&K PHILLIPS SCREW
                    DRIVERS>
3     UNKNOWN     O <VARIOUS SIZED S&K FLAT BLADE
                    SCREW DRIVERS>
3     $6.00       O <CHISEL SCREW DRIVERS>
1     $8.29       O <1" ACE WOOD CHISEL>
1     $11.25      O <CARBORATOR SCREW DRIVER>
2     UNKNOWN     O <VARIOUS SIZED KLEIN FLAT BLADE
                    SCREW DRIVER>
1     $13.44      O <WISS-TIN SNIPS>
3     UNKNOWN     O <S&K, EASCO,BLACKHAWK-PLIERS>
5     UNKNOWN     O <2S&K,3CHANNEL LOCK-CHANNEL LOCKS>
1     UNKNOWN     O <CHANNEL LOCK-SIDE CUTS>

TOOL
4     UNKNOWN     O <CHANNEL LOCK-NEEDLE NOSE PLIERS>
2     UNKNOWN     O <STANLEY, CHANNEL LOCK-LINEMAN PLIERS>
4     UNKNOWN     O <VISE GRIP-VISE GRIPS>
6     UNKNOWN     O <1/4"drive VARIOUS SIZED S&K
                    DEEPWELL SOCKETS>
9     UNKNOWN     O <1/4"drive VARIOUS SIZED S&K
                    DEEPWELL METRIC SOCKETS>
5     UNKNOWN     O <1/4"drive VARIOUS SIZED S&K
                    TOREX SOCKETS>
8     UNKNOWN     O <3/8"drive VARIOUS SIZED S&K
                    DEEPWELL METRIC SOCKETS>
9     UNKNOWN     O <3/8"drive VARIOUS SIZED S&K DEEPWELL
                    SOCKETS>
2     UNKNOWN     O <3/8"drive DIFFERENT SIZED S&K
                    DEEPWELL SWIVEL SOCKETS>
8     UNKNOWN     O <3/8"drive VARIOUS SIZED S&K SOCKETS>
9     UNKNOWN     O <3/8"drive VARIOUS SIZED S&K METRIC
                    SOCKETS>
10    UNKNOWN     O <3/8"drive VARIOUS SIZED S&K CROWS FEET>
11    UNKNOWN     O <3/8"drive VARIOUS SIZED S&K METRIC
                    CROWS FEET>
4     UNKNOWN     O <3/8"drive VARIOUS SIZED S&K TOREX
                    SOCKETS>
1     UNKNOWN     O <3/8"drive S&K SWIVEL ADAPTOR>
7     UNKNOWN     O <3/8" drive VARIOUS SIZED S&K
                    EXTENTIONS>
2     UNKNOWN     O <3/8"drive S&K RACHETS>
1     UNKNOWN     O <3/8"drive SNAP-ON BREAKER BAR>
16    UNKNOWN     O <3/8"drive VARIOUS SIZED S&K ALLEN
                    WRENCHES>
15    UNKNOWN     O <1/2"drive VARIOUS SIZED S&K SOCKETS>
1     UNKNOWN     O <1/2"drive S&K SWIVEL ADAPTOR>
3     UNKNOWN     O <1/2"drive VARIOUS SIZED S&K EXTENTIONS>
2     UNKNOWN     O <1/2"drive S&K RACHETS>
1     UNKNOWN     O <1/2"drive S&K BREAKER BAR>
4     UNKNOWN     O <VARIOUS SIZED S&K LINE WRENCHES>
6     UNKNOWN     O <VARIOUS SIZED S&K METRIC LINE WRENCHES>
3     UNKNOWN     O <VARIOUS SIZED S&K RATCHETING BOX-END
                    WRENCHES>
3     UNKNOWN     O <VARIOUS SIZED S&K RATCHETING
                    BOX-END METRIC WRENCHES>

TOOL
1     $6.70       O <1/4" NRT GRIP CHUCH-TIRE INFLATTER>
6     UNKNOWN     O <VARIOUS SIZED XCELIT NUT DRIVERS>
1     $33.14      O <TITANIUM DRILL BIT>
1     7.86        O <BIT HOLDER>
1     284.75      O CRAFTSMAN 12 DRAWER ROLL-A-WAY
                    (G&B 07) {inside}
22    UNKNOWN     O {VARIOUS SIZED S&K COMBINATION
                    WRENCHES}
13    UNKNOWN     O {VARIOUS SIZED S&K METRIC COMBINATION
                    WRENCHES}
3     UNKNOWN     O {VARIOUS SIZED S&K OPEN END WRENCHES}
13    UNKNOWN     O {VARIOUS SIZED S&K METRIC OPEN
                    END WRENCHES}
2     UNKNOWN     O {VARIOUS SIZED SNAP-ON BOX END
                    WRENCHES}
3     UNKNOWN     O {VARIOUS SIZED S&K BOX END WRENCHES}
8     UNKNOWN     O {VARIOUS SIZED PROTO CMBINATION WRECHES}
1     $22.99      O {MAGLITE 2 CELL}
1     $19.99      O {STANLEY 4lb HAMMER}
2     $12.50      O {LISLE BRAKE WRENCHES}
1     $9.88       O {MILTON RUBBER TIP BLOW GUN  pneumatic}
1     UNKNOWN     O {INGERSOLL-RAND pneumatic sander  (1Q8)}
1     UNKNOWN     O {FLORIDA pneumatic utility cut off
                    tool (067324)}
1     UNKNOWN     O {CRESTOLOY 15" CRESENT WRENCH}
3     UNKNOWN     O {RIDGE 1-10", 2-18" PIPE WRENCHES}
1     UNKNOWN     O {PROTO PICKLE FORK}
1     UNKNOWN     O {K-D BRAKE ADJUSTMENT TOOL}
1     UNKNOWN     O {PROTO HACK SAW}
4     UNKNOWN     O {2-K-D, 1-S&K, 1-CHANNEL-SNAPRING PLIERS}
1     UNKNOWN     O {K-D BRAKE PLIERS}
2     UNKNOWN     O {S&K BALLPEIN HAMMERS}
3     UNKNOWN     O {S&K SOFT FACE HAMMERS}
1     UNKNOWN     O {PROTO BRASS HAMMER}

ROLL-A
2     UNKNOWN     O {PROTO PINCH BARS (2130) (2126)}
1     UNKNOWN     O {NICHOLSON 14" MILL BASTARD FILE}
1     UNKNOWN     O {NICHOLSON 14" BASTARD FILE}
1     UNKNOWN     O {PROTO 86A-1/4 CHISEL}
6     UNKNOWN     O {VARIOUS SIZED PROTO PUNCHES}
1     UNKNOWN     O {3/8" CHICAGO PNEUMATIC air
                    drill (1105A009)}
1     $79.95      O {1/2"drive CHICAGO PNEUMATIC air
                    impact wrench black  (93203B)}
1     UNKNOWN     O {1/2"drive CHICAGO PNEUMATIC air
                    impact wrench {G&B 013)}
1     UNKNOWN     O {1/2"drive UTICA TORQUE WRENCH
                    (TCI-I50FRN)}
10    UNKNOWN     O {1/2"drive VARIOUS SIZED S&K
                    DEEPWELL IMPACT SOCKETS}
8     UNKNOWN     O {1/2"drive VARIOUS SIZED S&K METRIC
                    DEEPWELL IMPACT SOCKETS}
13    UNKNOWN     O {1/2"drive VARIOUS SIZED S&K IMPACT
                    SOCKETS}
9     UNKNOWN     O {1/2"drive VARIOUS SIZED S&K METRIC
                    IMPACT SOCKETS}
10    UNKNOWN     O {1/2"drive VARIOUS SIZED S&K
                    DEEPWELL SOCKETS}
13    UNKNOWN     O {1/2"drive VARIOUS SIZED S&K
                    METRIC SOCKETS}
3     UNKNOWN     O {1/2"drive S&K IMPACT
                    EXTENTIONS 1-3", 1-6", 1-10"}
1     UNKNOWN     O {PROTO IMPACT ADAPTOR 3/4"x1/2"
                    (7653)}
1     UNKNOWN     O {3/4"drive CHICAGO PNEUMATIC air
                    impact wrench (9167A0288)}
23    UNKNOWN     O {3/4"drive S&K SOCKETS}
2     UNKNOWN     O {3/4"drive S&K EXTENTIONS 1-4", 1-14"}
1     UNKNOWN     O {3/4"drive S&K T HANDLE}
1     UNKNOWN     O {3/8"drive CHICAGO PNEUMATIC air
                    ratchet  (G&B 012)}
1     UNKNOWN     O {3/8"drive S&K TORQUE WRENCH (74025)}
1     UNKNOWN     O WESTINGHOUSE 20hp AIR COMPRESSOR
                    (139020)
1     UNKNOWN     O INGERSOLL-RAND 20hp AIR COMPRESSOR
                    (7217409)
1     $300.00     O HONDA PUSH MOWER IN BOX (HRS21)
1     $80.00      O VIKING FLOOR JACK  (G&B 05)
1     $25.00      O GENIE 5Gal. wet/dry vac  (G&B 014)

GARAGE
1     $64.95      O CHICAGO PNEUMATIC air sander
                    (3155L684)
1     $49.76      O 9" MASON DRILL BIT
1     $119.99     O WERNER-6' FIBERGLASS SYEP LADDER
2     $43.28      O LUDELL-8lb SLEDGE HAMMERS
1     $15.99      O BENT-36" ALUMINUM LEVEL
1     $92.40      O ORANGE DOLLY  (G&B 026)
1     $179.95     O BN'S TRIC GUN FASTENER (1045)
1     $8.00       O CURRANT INDECATOR
1     $5.95       O JJ WELDING GOGGLES
2     $2.78       O SHURLITE STRIKERS
1     UNKNOWN     O 50ft LENTH OF PRESSURE WASHER HOSE
2     UNKNOWN     O EAGEE 2Gal.GAS CANS
1     UNKNOWN     O K-D 3ARM PULLER
1     UNKNOWN     O OTC 2ARM PULLER (927)
2     UNKNOWN     O HERBRAND 2ARM PULLER (825H)
1     UNKNOWN     O OTC 2ARM PULLER (943D)
4     UNKNOWN     O OTC PULLER ARM EXTENDERS  (938PB)
1     UNKNOWN     O OTC 2ARM PULLER  (894P)
2     UNKNOWN     O VISE-GRIP WELDING PLIERS
2     UNKNOWN     O STRATO-FLARE (219)
3     UNKNOWN     O MISC. HYROLIC CYLINDERS
1     UNKNOWN     O GAS FUNNEL
1     UNKNOWN     O PROPANE TORCH HEAD
1     UNKNOWN     O LENK SOLDERING GUN  (LG400-6946)
1     UNKNOWN     O ACYTALENE CUTTING TORCH SET
1     UNKNOWN     O HONDA LEVER COMP. BRAKE
1     UNKNOWN     O K-TOOL TEST LIGHT
1     UNKNOWN     O 8ft JUMPER

GARAGE
1     UNKNOWN     O DROP LIGHT SHIELD
7     UNKNOWN     O CHAIN CLEVIS
1     UNKNOWN     O 3ft. BOLT CUTTERS
4     UNKNOWN     O PICKERS TRASH
                    COMSUMABLES IN TOOL CRIB
52    UNKNOWN     O STATE-PENETRATING OIL 20oz.
                    CANS
7     UNKNOWN     O STATE-GRS SPRAY GREASE 16oz.
                    CANS
24    UNKNOWN     O ZEP-PLS SPRAY LUBRICANT 18oz.
                    CANS
                    [reorder at 8]                  UNKNOWN
14    UNKNOWN     O STATE-SSD CHLORO-SOLV 20ozCANS
                    [reorder at 8]                  UNKNOWN
19    UNKNOWN     O CSC-CARBO CARBORATOR CLEANER
                    13oz. CANS                      UNKNOWN
21    UNKNOWN     O STATE-ACT STARTING FLUID
                    10oz. CANS                      UNKNOWN
13    UNKNOWN     O ZEP-BATTERY CARE 19oz. CANS
                    [reorder at 2]                  UNKNOWN
4     UNKNOWN     O NCH-FIX-ALL GLUE/SEALER
                    4oz. TUBES                      UNKNOWN
32    UNKNOWN     O STATE-OFF DE-ICER 13oz. CANS    UNKNOWN
11    UNKNOWN     O STATE-ACC COIL CLEANER
                    18oz. CANS                      UNKNOWN
16    UNKNOWN     O STATE-SPW-SPRAY WAX 19oz.
                    CANS                            UNKNOWN
12    UNKNOWN     O STATE- PUMMEL HAND
                    CLEANER 1gal.                   UNKNOWN
11    UNKNOWN     O HASTING OIL FILTERS (LF115)
                    [reorder at 1]                  UNKNOWN
3     UNKNOWN     O HASTING OIL FILTER (LF225)
                    [reorder at 1]                  UNKNOWN
3     UNKNOWN     O HASTING OIL FILTER (LF426)
                    [reorder at 1]                  UNKNOWN
6     UNKNOWN     O AC OIL FILTER (PF1031A)
                    [reorder at 1]                  UNKNOWN
2     UNKNOWN     O FRAM OIL FILTER (PH3567)
                    [reorder at 1]                  UNKNOWN
2     UNKNOWN     O FRAM OIL FILTER (PR3908)
                    [reorder at 1]                  UNKNOWN
4     UNKNOWN     O HASTING FUEL FILTER (FF896)
                    [reorder at 1]                  UNKNOWN
6     UNKNOWN     O HSTING OIL FILTER (142A)
                    [reorder at 1]                  UNKNOWN
8     UNKNOWN     O HASTING OIL FILTER (117)
                    [reorder at 1]                  UNKNOWN
4     UNKNOWN     O KUBOTA HYDROLIC FILTER
                    (66021-36060) [reorder at 1]    UNKNOWN
6     UNKNOWN     O KUBOTA OIL FILTER (70000-
                    15241) [reorder at 1]           UNKNOWN

CONSUMABLES
2     UNKNOWN     O FORD OIL FILTER (E7NN6714-AA)
                    [reorder at 1]                  UNKNOWN
3     UNKNOWN     O PERKINS FUEL FILTER (130366020)
                    [reorder at 1]                  UNKNOWN
2     UNKNOWN     O PERKINS OIL FILTER (140516130)
                    [reorder at 1]                  UNKNOWN
2     UNKNOWN     O ISUZU OIL FILTER (8-97049282)
                    [reorder at 1]                  UNKNOWN
10    UNKNOWN     O ISUZU FUEL FILTER
                    (8-944147961) [reorder at 1]    UNKNOWN
18    UNKNOWN     O ISUZU COOLANT FILTER
                    (8-944637150)
                    [reorder at 1]                  UNKNOWN
19    UNKNOWN     O ISUZU OIL FILTER
                    (8-943604190) [reorder at 1]    UNKNOWN
3     UNKNOWN     O WAGNER BRAKE FLUID
                    32oz. CANS [as needed]          UNKNOWN
9     UNKNOWN     O HAVOLINE ATF TRANS-FLUID
                    1qt. CANS [as needed]           UNKNOWN
1     UNKNOWN     O KUBOTA UDT OIL 1gal.
                    [as needed]                     UNKNOWN
3     UNKNOWN     O HASTING AIR FILTER (AF897)
                    reorder at 1]                   UNKNOWN
2     UNKNOWN     O DONALDSON AIR FILTER
                    (301-21402-5590-50) reorder
                    at 1]                           UNKNOWN
3     UNKNOWN     O ISUZU AIR FILTER
                    reorder at1]                    UNKNOWN
1     UNKNOWN     O HASTING AIR FILTER (AF828)
                    reorder at 1]                   UNKNOWN
1     UNKNOWN     O HASTING AIR FILTER (AF140)
                    reorder at1]                    UNKNOWN
1     UNKNOWN     O HASTING AIR FILTER (AF278)
                    reorder at1]                    UNKNOWN
2     UNKNOWN     O HASTING AIR FILTER (AF276)
                    reorder at 1]                   UNKNOWN
3     UNKNOWN     O KUBOTA AIR FILTER
                    (1585211080) reorder at1]       UNKNOWN
5     UNKNOWN     O DONALDSON AIR FILTER
                    (EXP182052) reorder at 1]       UNKNOWN
11    UNKNOWN     O ANCO WIPER BLADE (29-18)
                    reorder at 2]                   UNKNOWN
2     UNKNOWN     O STEER-KLEER WINDSHIELD
                    WASHER FLUID [as needed]        UNKNOWN
5     UNKNOWN     O HAPCO COOLING FLUSH 16oz. CAN
                    reorder at @]                   UNKNOWN
1     UNKNOWN     O G-P DISTRIBUTOR CAP
                    [as needed]                     UNKNOWN
22
PAIR  UNKNOWN     O IMPACT RUBBER GLOVES (8430)
                    reorder at 3 pair]              UNKNOWN
12    UNKNOWN     O MEYER EYE BOLT WITH NUT
                    (09124) reorder at 2]           UNKNOWN
3     UNKNOWN     O MEYER HINGE PIN KIT (08562)
                    reorder at 2]                   UNKNOWN
15    UNKNOWN     O MEYER PLOW SPRING
                    reorder at 4]                   UNKNOWN
1     UNKNOWN     O MEYER TURN CYLINDER
                    reorder at1]                    UNKNOWN

CONSUMABLES IN TOOL CRIB CONTINUED
2     UNKNOWN     O MEYER PLOW MOTOR (M4000)
                    reorder at 2]                   UNKNOWN
1     UNKNOWN     O MEYER HYDROLIC HOSE
                    reorder at 2]                   UNKNOWN
1     UNKNOWN     O DA PLOW LIGHT (72-5531)
                    as needed]                      UNKNOWN
1     UNKNOWN     O MEYER PLOW TIPS (09916)
                    as needed]                      UNKNOWN
2     UNKNOWN     O VERMONT 7 1/4" SAW BLADE
                    as needed]                      UNKNOWN
2     UNKNOWN     O VERMONT 10" SAW BLADE
                    as needed]                      UNKNOWN
1     UNKNOWN     O MAKITA 14" SAW BLADE
                    as needed]                      UNKNOWN
12    UNKNOWN     O MACCO LIQUID NAILS
                    10oz. TUBES as needed]          UNKNOWN
2     $2.00       O TRANSMISSION FUNNELS            12/93
3     UNKNOWN     O ZEP-DOUBLE PLAY HANS SOAP
                    1gal. reorder at 2]             UNKNOWN
4     UNKNOWN     O AMOCO-2 CYCLE OIL 1qt. CANS
                    reorder at 3]                   UNKNOWN
7     UNKNOWN     O HONDA-LAWN MOWER BLADES
                    reorder at 3]                   UNKNOWN
6     UNKNOWN     O FORD-HYDROLIC FILTER
                    (D8NN-B486-CA) reorder at 1]    UNKNOWN
2     UNKNOWN     O FORD-FUEL FILTER (39377261)
                    reorder at 1]                   UNKNOWN
1     UNKNOWN     O AC-AIR FILTER (AC70CW)
                    reorder at 1]                   UNKNOWN
2     UNKNOWN     O DIETZ-MIRROE HEAD (63-57001)
                    as needed]                      UNKNOWN
1     UNKNOWN     O DIETZ-TRACTOR LIGHT (9-45601)
                    reorder at 1]                   UNKNOWN
5     UNKNOWN     O SYLVANIA-SEALED BEAM LAMP
                    (4411) reorder at 2]            UNKNOWN
1     UNKNOWN     O 40lb. BOX WELDING RODS (6013)
                    as needed]                      UNKNOWN
2     UNKNOWN     O CORONADO-SUR-PREP III
                    RUST REMOVER 1gal. as needed]   UNKNOWN
50    UNKNOWN     O 5" SANDING DISC
                    as needed]                      UNKNOWN
1     UNKNOWN     O WAGNER-SEALED BEAM (6014)
                    reorder at 1]                   UNKNOWN
1     UNKNOWN     O WAGNER-SEALED BEAM (650414)
                    reorder at 1]                   UNKNOWN
5     UNKNOWN     O MEYER-HYDROLIC FLUID 1qt.
                    CANS (15134) reorder at 3]      UNKNOWN
1     UNKNOWN     O GATES-5/8"HEATER HOSE
                    (28401) box of 20ft.
                    as needed]                      UNKNOWN
1     UNKNOWN     O GATES-3/4" HEATER HOSE
                    (28402) box of 20ft. as
                    needed]                         UNKNOWN
1     UNKNOWN     O VERSALHEM-#13 ANTI-SEIZE
                    10oz. BOTTLE as needed]         UNKNOWN
1     UNKNOWN     O ZEP-REPAIR EPOXY TUBE
                    as needed]                      UNKNOWN

CONSUMABLES IN TOOL CRIB CONTINUED
1     UNKNOWN     O PERMATEX-HIGHTACK ADHESIVE
                    1pt. CAN (#98D) as needed]      UNKNOWN
1     UNKNOWN     O PLOW BOLTS BOX 120aprox
                    as needed]                      UNKNOWN
1     UNKNOWN     O DORMAN-3/8"x20' FUEL
                    LINE (501-120) as needed]       UNKNOWN
11    $15.29      O GIBSON-SILICONIZED
                    ACRYLIC CAULK small tubes
                    as needed]                      8/20/93
25    UNKNOWN     O PEARL-7" RESIGN FIBRE DISC
                    reorder at 2]                   UNKNOWN
1     UNKNOWN     O KESTER-ACID PASTE FLUS
                    16oz. (SP-30) as needed]        UNKNOWN
4     UNKNOWN     O SPITFIRE-PROPANE TANK
                    14oz. reorder at 2]             UNKNOWN
1     UNKNOWN     O KESTER-ACID CORE SOLDER 1lb.
                    as needed]                      UNKNOWN
6     UNKNOWN     O HONDA-BLADE NUT ( 90304-6E8)
                    as needed]                      UNKNOWN
2     UNKNOWN     O HONDA-THROTTAL CABLE
                    (54510VA2700) as needed]        UNKNOWN
1     UNKNOWN     O HOMELITE-COVER (ST145)
                    as needed]                      UNKNOWN
5     UNKNOWN     O IDEAL-FLASHER (552)
                    as needed]                      UNKNOWN
12    UNKNOWN     O AGS-BRAKE LIGHT BULB (1157)
                    as needed]                      UNKNOWN
8     UNKNOWN     O WAGNER-RUNNING LIGHT
                    BULB (1156) as needed]          UNKNOWN
1     UNKNOWN     O BRAKE LIGHT SWITCH
                    as needed]                      UNKNOWN
3     UNKNOWN     O TOGGLE SWITCH reorder at 2]     UNKNOWN
8     UNKNOWN     O MOTORCRAFT-SPARKPLUG
                    (AW5F42C) as needed]            UNKNOWN
1     UNKNOWN     O G-P ROTOR (FR107M)
                    as needed]                      UNKNOWN
1     UNKNOWN     O G-P ROTPT (FR134)
                    as needed]                      UNKNOWN
4     UNKNOWN     O HASTING-GAS FILTER )GF-103)
                    as needed]                      UNKNOWN
1     UNKNOWN     O HASTING-GAS FILTER (GF-115)
                    as needed]                      UNKNOWN
1     UNKNOWN     O HASTING-GAS FILTER (GF-6A)
                    as needed]                      UNKNOWN
8     UNKNOWN     O PARTS MASTER-BATTERY
                    TERMINALS as needed]            UNKNOWN
1     UNKNOWN     O 300pc. SELF TAPPING SHEET
                    METAL SCREWW ASSORTMENT
                    as needed]                      UNKNOWN
1     UNKNOWN     O 125pc. BRASS COMPRESSION
                    FITTING ASSORTMENT as needed]   UNKNOWN
11    UNKNOWN     O ATC-5amp BLADE FUSES
                    reorder at 3]                   UNKNOWN
10    UNKNOWN     O ATC-10amp BLADE FUSES
                    reorder at 3]                   UNKNOWN
8     UNKNOWN     O ATC-15amp BLADE FUSES
                    reorder at 3]                   UNKNOWN
7     UNKNOWN     O ATC-20amp BLADE FUSES
                    reorder at 3]                   UNKNOWN
7     UNKNOWN     O ATC-25amp BLADE FUSES
                    reorder at 3]                   UNKNOWN
4     UNKNOWN     O ATC-30amp BLADE FUSES
                    as needed]                      UNKNOWN
3     UNKNOWN     O ATC-40amp BLADE FUSES
                    as needed]                      UNKNOWN
20    UNKNOWN     O WELDING SHIELD GLASS
                    as needed]                      UNKNOWN
1     UNKNOWN     O 20ft. 1/8" COPPER
                    as needed]                      UNKNOWN
1     UNKNOWN     O PARTS MASTER-2 1/4"
                    MUFFLER CLAMP {reorder at 2]    UNKNOWN
4     UNKNOWN     O PARTS MASTER-2 1/2"
                    MUFFLER CLAMP reorder at 2]     UNKNOWN
3     UNKNOWN     O FORD-TRACTOR BUCKET BOLTS
                    as needed]                      UNKNOWN
1     UNKNOWN     O SMALL SCRUBBER SKIRTING
                    as needed]                      UNKNOWN
1     UNKNOWN     O 10ft. 5/16" FUEL LINE
                    as needed]                      UNKNOWN
1     UNKNOWN     O 3ft. 1/8" FUEL LINE
                    as needed]                      UNKNOWN
200   UNKNOWN     O TY-WRAPS
                    reorder at 25]                  UNKNOWN
1     UNKNOWN     O 100pc. FLAT HEAD SCREW
                    ASSORTMENT as needed]           UNKNOWN
1     UNKNOWN     O 50pc. METRIC BOLT & NUT
                    ASSORTMENT as needed]           UNKNOWN
1     UNKNOWN     O 100pc. SHEET METAL
                    SCREW ASSORTMENT as needed]     UNKNOWN
1     UNKNOWN     O 30pc. GREASE FITTING
                    ASSORTMENT as needed]           UNKNOWN
1     UNKNOWN     O 3M-150pc. ELECTRICAL
                    CONNECTOR ASSORTMENT as
                    needed]                         UNKNOWN
50    UNKNOWN     O 1/4" LOCKING NUT [reorder
                    at 25]                          UNKNOWN
80    UNKNOWN     O 5/16" LOCKING NUT [reorder
                    at 25]                          UNKNOWN
120   UNKNOWN     O 3/8" LOCKING NUT [reorder
                    at 25]                          UNKNOWN
50    UNKNOWN     O 7/16" LOCKING NUT
                    [reorder at 25]                 UNKNOWN
25    UNKNOWN     O 1/2" LOCKING NUT
                    [reorder at 25]                 UNKNOWN
10    UNKNOWN     O 9/16" LOCKING NUT
                    [reorder at 25]                 UNKNOWN
12    UNKNOWN     O 5/8" LOCKING NUT
                    [reorder at 25]                 UNKNOWN
31    UNKNOWN     O 1/4"x1/2" BOLT
                    [reorder at25]                  UNKNOWN
27    UNKNOWN     O 1/4"x3/4" BOLT
                    [reorder at 25]                 UNKNOWN
28    UNKNOWN     O 1/4"x1" BOLT
                    [reorder at 25]                 UNKNOWN
37    UNKNOWN     O 1/4"x1 1/4" BOLT
                    [reorder at 25]                 UNKNOWN
42    UNKNOWN     O 1/4"x1 1/2" BOL
                    [reorder at25]                  UNKNOWN
31    UNKNOWN     O 1/4"x2" BOLT
                    [reorder at 25]                 UNKNOWN
30    UNKNOWN     O 1/4"x2 1/2" BOLT
                    [reorder at25]                  UNKNOWN
26    UNKNOWN     O 1/4"x3" BOLT
                    [reorder at 25]                 UNKNOWN
52    UNKNOWN     O 1/4" NUT
                    [reorder at 25]                 UNKNOWN
45    UNKNOWN     O 1/4" LOCKING WASHER
                    [reorder at 25]                 UNKNOWN
43    UNKNOWN     O 1/4" FLAT WASHER
                    [reorder at 25]                 UNKNOWN
47    UNKNOWN     O 1/4" FENDER WASHER
                    [reorder at 25]                 UNKNOWN
30    UNKNOWN     O 5/16"x1/2" BOLT
                    [reorder at 25]                 UNKNOWN
22    UNKNOWN     O 5/16"x3/4" BOLT
                    [reorder at 25]                 UNKNOWN
37    UNKNOWN     O 5/16"x1" BOLT
                    [reorder at 25]                 UNKNOWN
42    UNKNOWN     O 5/16"x1 1/4" BOLT
                    [reorder at 25]                 UNKNOWN
33    UNKNOWN     O 5/16"x1 1/2" BOLT
                    [reorder at 25]                 UNKNOWN
36    UNKNOWN     O 5/16"x2" BOLT
                    [reorder at 25]                 UNKNOWN
44    UNKNOWN     O 5/16"x2 1/2" BOLT
                    [reorder at 25]                 UNKNOWN
28    UNKNOWN     O 5/16"x3" BOLT
                    [reorder at 25]                 UNKNOWN
52    UNKNOWN     O 5/16" LOCKING WASHER
                    [reorder at 25]                 UNKNOWN
60    UNKNOWN     O 5/16" FLAT WASHER
                    [reorder at 25]                 UNKNOWN
63    UNKNOWN     O 5/16" NUT
                    [reorder at 25]                 UNKNOWN
70    UNKNOWN     O 5/16" FENDER WASHER
                    [reorder at 25]                 UNKNOWN
25    UNKNOWN     O 3/8"x1/2" BOLT
                    [reorder at 25]                 UNKNOWN
29    UNKNOWN     O 3/8"x3/4" BOLT
                    [reorder at 25]                 UNKNOWN
31    UNKNOWN     O 3/8"x1" BOLT
                    [reorder at @%]                 UNKNOWN
28    UNKNOWN     O 3/8"x1 1/4" BOLT
                    [reorder at 25]                 UNKNOWN
26    UNKNOWN     O 3/8"x1 1/2" BOLT
                    [reorder at 25]                 UNKNOWN
32    UNKNOWN     O 3/8"x2" BOLT
                    [reorder at 25]                 UNKNOWN
33    UNKNOWN     O 3/8"x2 1/2" BOLT
                    [reorder at 25]                 UNKNOWN
25    UNKNOWN     O 3/8"x3" BOLT
                    [reorder at 25]                 UNKNOWN
56    UNKNOWN     O 3/8" NUT
                    [reorder at 25]                 UNKNOWN
61    UNKNOWN     O 3/8" LOCKING WASHER
                    [reorder at 25]                 UNKNOWN
53    UNKNOWN     O 3/8" FLAT WASHER
                    [reorder at 25]                 UNKNOWN
67    UNKNOWN     O 3/8" FENDER WASHER
                    [reorder at 25]                 UNKNOWN
26    UNKNOWN     O 7/16"x1/2" BOLT
                    [reorder at 25]                 UNKNOWN
29    UNKNOWN     O 7/16"x3/4" BOLT
                    [reorder at 25]                 UNKNOWN
28    UNKNOWN     O 7/16"x1" BOLT
                    [reorder at 25]                 UNKNOWN
30    UNKNOWN     O 7/16"x1 1/4" BOLT
                    [reorder at 25]                 UNKNOWN
32    UNKNOWN     O 7/16"x1 1/2" BOLT
                    [reorder at 25]                 UNKNOWN
25    UNKNOWN     O 7/16"x2" BOLT
                    [reorder at 25]                 UNKNOWN
27    UNKNOWN     O 7/16"x2 1/2" BOLT
                    [reorder at 25]                 UNKNOWN
20    UNKNOWN     O 7/16"x 3" BOLT
                    [reorder at 25]                 UNKNOWN
47    UNKNOWN     O 7/16" NUT
                    [reorder at 25]                 UNKNOWN
52    UNKNOWN     O 7/16" LOCKING WASHER
                    [reorder at 25]                 UNKNOWN
63    UNKNOWN     O 7/16" FLAT WASHER
                    [reorder at 25]                 UNKNOWN
59    UNKNOWN     O 7/16" FENDER WASHER
                    [reorder at 25]                 UNKNOWN
18    UNKNOWN     O 1/2"x1/2" BOLT
                    [reorder at 25]                 UNKNOWN
21    UNKNOWN     O 1/2"x3/4" BOLT
                    [reorder at 25]                 UNKNOWN
26    UNKNOWN     O 1/2"x1" BOLT
                    [reorder at 25]                 UNKNOWN
30    UNKNOWN     O 1/2"x 1 1/4" BOLT
                    [reorder at 25]                 UNKNOWN
22    UNKNOWN     O 1/2"x1 1/2" BOLT
                    [reorder at 25]                 UNKNOWN
30    UNKNOWN     O 1/2"x2" BOLT
                    [reorder at 25]                 UNKNOWN
27    UNKNOWN     O 1/2"x2 1/2" BOLT
                    [reorder at 25]                 UNKNOWN
25    UNKNOWN     O 1/2"x3" BOLT
                    [reorder at 25]                 UNKNOWN
52    UNKNOWN     O 1/2" NUT
                    [reorder at 25]                 UNKNOWN
60    UNKNOWN     O 1/2" LOCKING WASHER
                    [reorder at 25]                 UNKNOWN
53    UNKNOWN     O 1/2" FLAT WASHER
                    [reorder at 25]                 UNKNOWN

CONSUMABLES IN TOOL CRIB CONTINUED
43    UNKNOWN     O 1/2" FENDER WASHER [reorder
                    at 25]                          UNKNOWN

COMSUMABLES IN REST OF MAINTENANCE GARAGE
95gal.VARIOUS     O scJOHNSON J-SHOP 600 DEGREASER
                    [reorder at 25gal.]             VARIOUS
10    VARIOUS     O 32gal. TRASH CANS
                    [as needed                      VARIOUS
5     VARIOUS     O 20gal. TRASH CANS
                    [as needed]                     VARIOUS
9     VARIOUS     O 10gal. TRASH CANS
                    [as needed]                     VARIOUS
45gal.VARIOUS     O DIFFERENT COLOR PAINT OIL
                    BASE [as needed]                VARIOUS
65gal.VARIOUS     O CORONADO- YELLOW STRIPPING
                    PAINT [as needed]               VARIOUS
20gal.VARIOUS     O CORONADO- WHITE STRIPPING
                    PAINT [as needed]               VARIOUS
10gal.VARIOUS     O CORONADO- BLUE STRIPPING PAINT
                    [as needed]                     VARIOUS
9gal. VARIOUS     O CORONADO- BLACK STRIPPING
                    PAINT [as needed]               VARIOUS
4gal. UNKNOWN     O FORMULA 721 SE-LECT WEED
                    CONTROL [as needed]             UNKNOWN
45gal.VARIOUS     O MOBIL 10W-30 SUPER HP
                    MOTOR OIL [as needed]           VARIOUS
30gal.VARIOUS     O TEXACO-ANTI-FREEZE COOLANT
                    [as needed]                     VARIOUS
35gal.VARIOUS     O TEXACO-HYDROLIC OIL RANDO
                    HD 46 [as needed]               VARIOUS
30gal.VARIOUS     O MOBIL-GEAR LUBRICANT
                    [as needed]                     VARIOUS
 30ft.VARIOUS     O EDGE GUARD
                    [as needed]                     UNKNOWN
4     UNKNOWN     O ROLLS WEED GUARD
                    [as needed]                     UNKNOWN

GROUNDS & BUILDING MAINTENANCE - NEW MAINTENANCE AREA G BUILDING

1     UNKNOWN     O MAGIC CHEF FRIDGE  (RA12A6)     UNKNOWN
1     UNKNOWN     O WOOD ROUND TABLE 54" Dia.
                    (G&B 26)                        UNKNOWN
1     $2,042      O ROBBY VS3000 with cart
                    (5529)                          1/6/94
1     UNKNOWN     O ADVANCE CONVERTAMATIC 38
                    (288492)                        UNKNOWN
                    CONSUMABLES IN STORAGE
                    ROOMS #1 & #2
25cs. $33.60ea.   O GENERATION II ROLL TISSUE
                    (135-02) [reorder at 25cs.]     VARIOUS
8cs.  VARIOUS     O TWINSAVOR TOILET PAPER (162)    VARIOUS
12cs. $23.52ea.   O NATURAL ROLL TOWELS (283-32)
                    [reorder at 15cs.]              VARIOUS
8cs.  VARIOUS     O EMBOSSED ROLL TOWELS (2720)     VARIOUS

CONSUMABLES IN STORAGE ROOMS #1 & #2 CONTINUED

2cs.  $17.50ea.   O C-FOLD TOWELS
                    [reorder at 1cs.]               VARIOUS
1cs.  $54.04ea.   O TOILET PAPER SMALL ROLLS
                    [reorder at 1cs.]               VARIOUS
31cs. VARIOUS     O CAFE TRAYS (12"x16" -
                    24PER CASE)
                    [as needed]                     VARIOUS
23cs. $15.00ea.   O TRASH LINERS (40"x48")
                    [reorder at 15cs.]              VARIOUS
4cs.  $16.25ea.   O TRASH LINERS (24"x33")
                    [reorder at 10cs.]              VARIOUS
10un. $370.76     O scJOHNSON VICTRA FLOOR WAX
                    (5gal. units)
                    [reorder at 2 units] 1/7/94
6     UNKNOWN     O BROOMS
                    [as needed]                     UNKNOWN
8     VARIOUS     O DUST PANS
                    [as needed]                     VARIOUS
3cs.  VARIOUS     O MOP HEADS (24")
                    [reorder at 1cs.]               VARIOUS
4cs.  VARIOUS     O MOP HEADS (20")
                    [reorder at 1cs>]               VARIOUS
10cs. VARIUOS     O WHITE BUFFING PADS (17")
                    [reorder at 1cs.]               VARIOUS
4cs.  VARIOUS     O BLACK BUFFING PADS (17")
                    [reorder at 1cs.]               VARIOUS
3cs.  VARIOUS     O RED BUFFING PADS (13")
                    [reorder at 1cs.]               VARIOUS
8cs.  VARIOUS     O RED BUFFING PADS (12")
                    [reorder at 1cs.]               VARIOUS
8cs.  VARIOUS     O URINAL PARA BLOCKS
                    (12 per cs.) [as needed]        VARIOUS
30    VARIOUS     O BOTTLES BOWL CLEANER
                    [reorder at 10]                 VARIOUS
21    VARIOUS     O BOTTLE GLASS CLEANER
                    [reorder at10]                  VARIOUS
18    VARIOUS     O CAN GLASS CLEANER (19oz.)
                    [reorder at 10]                 VARIOUS
8     VARIOUS     O CAN CHEWING GUM REMOVER
                    [reorder at 5]                  VARIOUS
12    VARIOUS     O HAND SOAP (1gal.units)          VARIOUS
4cs.  $50.00ea.   O SANIFRESH HAND SOAP
                    [reorder at 5]                  VARIOUS
3     VARIOUS     O BRASSO 1gal. UNITS
                    [reorder at 1]                  VARIOUS
2     UNKNOWN     O BOXES WAXED PAPER LINER
                    [as needed]                     VARIOUS
10    $3.79ea.    O CAN FLYING INSECT KILLER
                    [as needed]                     VARIOUS
29    $17.60ea.   O WIPEOUT GRAFFITI REMOVER
                    (32oz.) [reorder at 10]         VARIOUS
5     UNKNOWN     O CAN GRAFFITI REMOVER            VARIOUS


AUDITORIUM STORAGE ROOM IN KITCHEN
1     UNKNOWN     O DAYTON FLOR BUFFER
                    (53C8-6107-1G)                  UNKNOWN
1     UNKNOWN     O CLARKE SHAMPOOER  (0J2559)      UNKNOWN
                    O'BRIENS STORAGE AREA
                    B-BUILDING TUNNEL
1     UNKNOWN     O ROYOLT TABLE SAW  (725884-
                    9211)                           UNKNOWN
1     $1,000      O ADVANCE WHIRLAMATIC 2500
                    high speed buffer  (274225)     UNKNOWN
1     UNKNOWN     O ADVANCE CONVERTAMATIC 31A
                    (278391)                        UNKNOWN
1     UNKNOWN     O ADVANCE 36 VOLT BATTERY
                  CHARGER (07-88)                   UNKNOWN
5     UNKNOWN     O PATIO TABLES  (G&B 70, 71,
                    72, 73, 74)                     UNKNOWN
16    UNKNOWN     O PATIO CHAIRS  (G&B 75, 76,
                    77, 78, 79, 80, 81, 82, 83,
                    84, 85, 86, 87, 88, 89, 90)     UNKNOWN

CONSUMABLES IN O'BRIENS
840   $3.39ea.    O CEILING TILE 2'x4' (TMV-197)
                    [as needed]                     VARIOUS
23    $4.02ea.    O CEILING TILE 2'x4' (VTS897)
                    [as needed]                     11/93
4     UNKNOWN     O LARGE TRASH CANS
                    [as needed]                     UNKNOWN
6     UNKNOWN     O SMALL TRASH CANS
                    [as needed]                     UNKNOWN
30    UNKNOWN     O PEC. CEILING TILE 2'x2' (704A)
                    [as needed]                     UNKNOWN
44    $15.15ea.   O 100lb. BARRELS ICE MELTER
                    [as needed] {SEASONAL}          VARIOUS
50    $10.54ea.   O 80lb. BAGS ICE MELTER
y                   [as needed] {SEASONAL}          VARIOUS
                    OLD BANK STORAGE AREA GROUND
                    LEVEL B-BUILDING
1     UNKNOWN     L HYDRO-MAX RETRIEVER  (5010)     UNKNOWN
1     UNKNOWN     O HYDRODYNE B46  (A24B21MD)       5/1981
1     $2,961      O 1959 WORTHINGTON #75 PORTABLE
                    AIR COMPRESSOR ON TRAILER
                    (478655) 1/1959
1     UNKNOWN     O KOHLER PAINTER STRIPPER
                    (30449D)                        UNKNOWN
1     UNKNOWN     O DRADEM SALT SPREADER (29314
                    K65A)                           UNKNOWN
1     UNKNOWN     O ADVANCE ROAMER goat  (G&B 03)   UNKNOWN
1     UNKNOWN     O MEYERS WATER TANK GREEN
                    (G&B 020)                       UNKNOWN
1     UNKNOWN     O WATER TANK SMALL ROLLINR
                    (G&B 021)                       UNKNOWN
                    CIVIL DEFENCE STORAGE AREA
                    E-BUILDING
1     UNKNOWN     O 500gal. WATER TANK  (9847)      UNKNOWN
74    UNKNOWN     O BARREL BARRICADE orange &
                    white                           UNKNOWN
CIVIL DEFENSE STORAGE AREA CONTINUED

2     UNKNOWN     O 8ft. TRACTOR PLOW  (G&B 017,
                    018)                            UNKNOWN
1     UNKNOWN     O 12ft. 1989 FORD SNOW PLOW       UNKNOWN
                    CARPENTER'S SHOP (OLD POST
                    OFFICE) F-BUILDING
70    UNKNOWN     O ORANGE PARKING CONES            UNKNOWN
29    UNKNOWN     O SAW HORSE BARRICADES            UNKNOWN

                    INVENTORY ADDED OR DELETED IN 1993
                          NORTHLAND CENTER OFFICE

                                                 Reason            If
Date                                             Purchased   Date  Sold,
Pur-     Purchase                                or Dis-     Dis-  Dollar
chased   Price     Description of Equipment      posed of    posed Amount

1/90  $1,800       IBM PC/XT (#N55399455160)     Inoperable  1/93
1/90  $3,200       IBM Proprinter XL-24          Inoperable  2/93
1/90  $2,200       IBM Proprinter XL-24          Inoperable  2/93
2/86  $1,850       Panasonic KX-P1624 Printer    Inoperable  2/93
1/90  $1,000       Gold Key Computer             Inoperable  2/93
1/90  $1,800       Leading Edge Computer         Inoperable  2/93
1/90  $500         Epson LQ1500 Printer          Inoperable  2/93
2/92  $30          Cannon P2-DX calculator       Inoperable  12/93
91    Unknown      Xerox 5052 copier             Traded in   9/93

3/93  $26,219 AT&T Merlin Legend Phone Sys.
1/93  $35          Cannon P2-DX Calculator
1/93  $45          Texas Instrument Calculator
                   Model 5032A
1/90  $1,250       HP Laserjet Printer (JB0001574)
9/93  636/MTH      Xerox 5350 copier s/n 0R(=201459
9/93  $1,225       Custom Design systems Hard drive
12/93 $1,225       Custom Design systems Hard drive
10/93 $729         HP Laserjet 4L printer (USVB378660)

1/90  $1,800       IBM PC/XT (#N55399455160)     Inoperable  1/93
1/90  $3,200       IBM Proprinter XL-24          Inoperable  2/93
1/90  $2,200       IBM Proprinter XL-24          Inoperable  2/93
2/86  $1,850       Panasonic KX-P1624 Printer    Inoperable  2/93
1/90  $1,000       Gold Key Computer             Inoperable  2/93
1/90  $1,800       Leading Edge Computer         Inoperable  2/93
1/90  $500         Epson LQ1500 Printer          Inoperable  2/93



INVENTORY DELETED IN 1993

MALL:  NORTHLAND CENTER #752


Date                                             Purchased   Date  Sold,
Pur-     Purchase                                or Dis-     Dis-  Dollar
chased   Price     Description of Equipment      posed of    posed Amount

UNKNOWN UNKNOWN    Steiner Tractor with
                   deck, plow, cab.              unrepair-   10/93  $500
                                                 able
Unknown Unknown    Old storage cabinet           unusable    10/93   $10
Unknown Unknown    Old tool chest                warn out    12/9/93 $10

                                   EXHIBIT D

                          BROOKDALE LETTER AGREEMENT



Equitable Real Estate Shopping Centers L.P.
c/o Mr. Paul Abbott
President
Midwest Centers Inc.
388 Greenwich Street, 28th Floor
New York, NY 10013


     RE:  Brookdale Center in Brooklyn Center, Minnesota


Gentlemen:

     This letter agreement is intended to evidence modifications to that certain Promissory Note dated December 30, 1986 (the "Brookdale Note") made by Equitable Real Estate Shopping Centers L.P., a Delaware limited partnership (the "Partnership") to the order of The Equitable Life Assurance Society of the United States ("Equitable") in the original face amount of $15,175,000.00 secured by a Combination Mortgage, Security Agreement and Fixture Financing Statement dated December 30, 1986 and recorded in the Minnesota Recorder's Office on January 16, 1987 as Document No. 1794660 (the "Brookdale Mortgage") on the Brookdale Center in Brooklyn Center, Minnesota, ("Brookdale") and the related security documents (collectively, together with the Brookdale Note, the Brookdale Mortgage, and all other documents evidencing or securing the Brookdale Note, the "Brookdale Loan Documents"). The Brookdale Loan Documents, notwithstanding any other terms therein, are hereby modified to permit a sale of Brookdale by the Partnership to an unaffiliated third party without the necessity of obtaining the consent of Equitable, without the necessity of depositing Eligible Collateral in the Defeasance Account (as each such term is defined in the Brookdale Mortgage), and without the payment of any prepayment penalty or other premium and to specifically permit a voluntary prepayment of the Brookdale Note in full, provided that on the closing of the sale of Brookdale the Partnership pays to Equitable an amount equal to the sum of (i) the outstanding original principal balance on the Brookdale Note, (ii) all accrued and unpaid interest on the Brookdale Note as of such date of payment (and not the amount due on June 30, 1995, the maturity date) (the sum of (i) and (ii) in this sentence shall be the "Accrued Value"), and (iii) a Defeasance Fee (as hereinafter defined). In the event that the date of payment is not either June 30 or December 31, then the accrued interest in
(ii) above shall be calculated on a per diem basis as the sum of (a) the amount set forth in "Column B" of the Brookdale Note for the period ending closest to but prior to the date of payment, together with (b) interest on a per diem basis without compounding at the rate set forth in "Column 1" for the period from and after the last day of the period described in clause (a) to and including such date of payment. An "unaffiliated third party" shall be any entity other than the Partnership, Midwest Centers Inc. (formerly Shearson ESC/GP Inc.), Lehman Brothers, Inc., Shearson Lehman Brothers, Inc. or any entity controlling, controlled by, or under common control with, the Partnership, Midwest Centers Inc., Lehman Brothers, Inc., or Shearson Lehman Brothers, Inc. at any time from and after December 30, 1986 or any officer, director, or employee of any of the foregoing.

     The defeasance fee ("Defeasance Fee") for purposes of this Agreement shall be calculated as follows: (i) if the Sale Price (as hereinafter defined) is equal to or less than $45,000,000.00, then the Defeasance Fee is waived and equal to zero dollars ($0); but (ii) if the Sale Price is in excess of $45,000,000.00, then the Defeasance Fee is an amount equal to the lesser of
(A) (75% * (Sale Price - $45,000,000.00)), or (B) the Tentative Defeasance Fee (as hereinafter defined). For purposes of this Agreement the "Tentative Defeasance Fee" shall be equal to the positive difference between (a) the net present value of the amount due on the Brookdale Note at maturity discounted at the Treasury Constant Maturity Rate and (b) the Accrued Value. The "Treasury Constant Maturity Rate" shall mean the percentage interest rate earned on U.S. Treasury zero coupon financial obligations having a maturity closest to (but not less than) June 30, 1995. "Sale Price" shall mean the gross sale price paid including the amount of any contingency payments or holdbacks paid to the Partnership less prorations, closing adjustments, and reasonable and customary selling costs (including a fee to Lehman Brothers, Inc. in an amount equal to 0.875% of the total contract sales price, but in no event exceeding $425,000.00) and any deed transfer tax. The Sale Price shall not include any payments payable to and received by the Partnership from tenants or parties to reciprocal easement agreements, including without limitation, the Carson's payment of $1,250,000.00 to the extent such payments are transferred to the new purchaser of Brookdale. To the extent such payments are not transferred to the new purchaser of Brookdale, the Sale Price shall include the amount of such payments. If the Sale Price includes any consideration other than cash, such as stock or securities, "Sale Price" shall mean the closing sale or bid price of such stock or securities on the date of the sale, or if no established trading market exists with respect to such stock or securities on the date of the sale, "Sales Price" shall mean the fair market value of such stock or securities as mutually estimated by the Partnership and Equitable, or, if they are unable to mutually agree, as shall be estimated by an independent arbitrator. In the event the parties cannot agree on an independent arbitrator, the arbitrator shall be selected by the chief executive officer of the National Association of Securities Dealers. In the event that any consideration is not presently payable to the Partnership, such as a promissory note or a holdback or stock subject to a restriction, then the defeasance payments relating to such consideration shall be deferred until the Partnership converts such consideration into cash currently available to the Partnership and/or distributes such consideration to its limited partners. To the extent any such consideration is restricted stock, Equitable shall be entitled to receive as a credit against its defeasance payment a pro-rata share of any cash dividends or cash distributions derived from such stock, together with the first proceeds from any permitted sale of such stock. The Sale Price shall not include the value of any concessions or fees waived or foregone by Equitable Real Estate Investment Management, Inc., as the asset manager, the holder of the Brookdale Mortgage, Equitable, or its affiliates.

     As an example of the above, assume that Brookdale was sold on November 15, 1994, for a Sale Price of $46,000,000.00 and payment of all sums was to be by wire transfer on that date. Assume further that the yield on United States Treasury Notes and zero coupon financial obligations maturing in June 1995 were both 4.90%. Then the Accrued Value as of November 15, 1994, would be (i) $15,175,000.00 plus (ii) $16,844,319.00 [from Column B of the Note as of
6/30/94] + ((21.52% [from Column 1 of the Note after 7/1/94] * $15,175,000.00)
* 138/360 for a total of $33,271,155.33. The net present value of the amount due on the Brookdale Note at maturity ($35,368,572.00) discounted for 7.5 months at 4.90% per annum is $34,303,895.18, so the Tentative Defeasance Fee is ($34,303,895.18 - $33,271,155.33=) $1,032,739.85. The Defeasance Fee is
therefore the lesser of (A) (.75 * ($46,000,000.00 - $45,000,000.00))
$750,000.00 or (B) $1,032,739.85, which means the actual Defeasance Fee is $750,000.00.

     The Partnership acknowledges and agrees to the continuing authenticity and enforceability of the Brookdale Loan Documents, and ratifies and confirms the Brookdale Loan Documents in their entirety. The Partnership acknowledges and agrees that with respect to the Brookdale Loan Documents it has no right to setoff, recoupment, reduction, counterclaim or any other defense to payment of the indebtedness evidenced by the Brookdale Loan Documents (the "Brookdale Indebtedness"). The Partnership confirms that the Brookdale Loan Documents shall remain in full force and effect as modified by this letter agreement until the Brookdale Indebtedness is fully paid and discharged.

     The Partnership acknowledges and agrees that the security interests and liens granted to Equitable by the Partnership in the Brookdale Loan Documents remain properly perfected, first and valid liens enforceable in accordance with their terms, except as enforceability may be limited by (i) bankruptcy, insolvency, moratorium, arrangement, liquidation, reorganization, readjustment of debt, or other similar laws affecting the enforceability of the rights of creditors generally, and (ii) the availability of equitable remedies, including specific performance and injunctive relief.

     Please indicate your agreement with the foregoing modifications by having your duly authorized representative sign this letter agreement in the space provided below.


                              SINCERELY,

                              THE EQUITABLE LIFE ASSURANCE SOCIETY
                                OF THE UNITED STATES
                                a New York corporation

                              By:
                                   Name:
                                   Title:


ACKNOWLEDGED AND AGREED:

EQUITABLE REAL ESTATE SHOPPING
CENTERS L.P.
a Delaware limited partnership

By:  Midwest Centers Inc. (formerly Shearson ESC/GP Inc.),
     general partner

     By:
          Name:
          Title:






DEFS2\293060.6\026883-00605

                            EXHIBIT E

                    REAL ESTATE TAX PRORATION


                                        TOTAL TAX EXPENSE
PROPERTY ID#                                 12/31/93

9962057000                                   37,689.05

2436-476-024                              2,152,934.65

2436-476-023                                 14,050.27

2436-476-015                                  3,765.04
                                        $2,208,439.01 (excludes
                                        1993 county and school
                                        taxes paid after
                                        12/31/93)


Proration:

     1.   Partnership:        $1,104,219.51
     2.   Equitable:          $1,104,219.50
                              $2,208,439.01

                                        EXHIBIT F-1

                        NORTHLAND CENTRAL RENTAL SUMMARY
                                      (Sq.
                   Leasable Area       Ft.)   End     Lease  Minimum
Percent
                   Pri.       Sec.    GLA     1-31    Term   Annual     % Over

1010 SPECIALTY FOOD

713 GENERAL
  NUTRITION        1,533              1,533   2001    10     45,990     7

  SUBTOTAL         1,533      0       1,533                  45,990

1310 RESTAURANT - TABLE SERVICE

246 KERBY KONEY
  ISLAND           2,032      235     2,267   1995    10     35,000     10
401 OLGAS
  KITCHEN          3,214      998     4,212   1996    4      0          10

SUBTOTAL           5,246      1,233   6,479   35,000

1410 - RESTAURANT - FAST FOOD

112 ARTHUR
  TREACHERS        579                579     2003    9      23,160     6
  443 BRESLERS     892                892     1995    7      32,112     10
  3502 YUMMY
  YOGURT           433                433     1997    3      23,268     8
  102 FLAMING WOK  639                639     2002    10     44,730     10
  104 HOBOS        435                435     2003    8      21,756     7
  422 LITTLE
  CAESARS PIZZA    2,011      1,033   3,044   1998    9      52,286     10
  114 MCDONALDS    618        200     818     2002    10     32,000     5
  707 MRS FIELDS
  COOKIES          696                696     2000    7      19,296     10
  543 OTTOS
  CRISPY CORN      1,220              1,220   1999    6      20,004     10
  106 SBARROS      785                785     2004    12     31,500     8
2/1/01             36,000
  110 SUBWAY       530                530     1996    4      29,148     7.5
  337 TACO BELL    1,672              1,672   1997    12     31,200     6


  SUB-TOTAL        10,510     1,233   11,743                 360,460

1510 CLOTHING SPECIALTY

  631 AFTER-
  THOUGHTS         984                984     2000    9      28,000     8
  319 THE AVENUE   6,173              6,173   2006    12     92,592     5
  479 BORSETTA     744                744     1995    8      24,552     8
  501 CARIMAR      727        727     2002    10      18,180            8
  837 CLAIRES
    BOUTIQUE       873                873     1996    9      26,190     8
  340 COREYS
   JEWEL BOX       820        50      870     1995    8      57,550     10
  416 FREDERICKS
   OF HOLLYWOOD    1,226      1,226   1997    10      36,780            6
  710 GOLDEN TOES  811                811     2002    10     8,928      6
  625 KIDS MART    2,700              2,700   2001    10     43,200     4
  934 LANE BRYANT  15,000     2,400   17,400  1996    10     156,600    4
  613 MARIANNE
  PLUS             5,600      2,660   8,260   1998    20     0          10
  775 NATHAN
  JEWELRY          1,100              1,100   1997    7      35,200     10
  402 NATHAN TOO   545                545     1998    8      35,425     10
  476 SIZE 5-7-9   1,017              1,017   1995    8      30,510     6
  437 YOUNIGUE
    KIDS           660                660     1995    5      9,078      7

  SUB-TOTAL                           38,980  5,110   44,090

1610 CLOTHING READY-TO-WEAR

  310 CONTEMPO
    CASUALS        3,126              3,126   2003    10     46,896     5
  830 GANTOS       9,719              9,719   2003    12     165,223    5
  328 LERNER       6,160              6,160   1998    9      110,880    5
  325 COMPAGNIE
    EXPRESS        4,632              4,632   1998    9      83,376     5
  828 MARIANNE
    & MARIANNE
     PLUS          14,320     1,504   15,824  2001    10     130,000    5
  704 NO NAME      1,483              1,483   1996    8      53,388     7
  467 STEVENS      2,506      200     2,706   1995    9      45,708     5
  464 WINKELMANS   10,427     2,800   13,227  1996    9      156,405    5

  SUB-TOTAL        52,373     4,504   56,877                 791,876

1710 CLOTHING MENS AND UNISEX

  789 ATTIVO       2,360              2,360   2003    5      61,356     6
  716 CEST LAVIE   1,472              1,472   2001    8      32,388     6
  610 CODA         5,600      1,774   7,374   mtm     15     63,374     6
  334 DEJAIZ       4,784              4,784   2003    10     110,028    6
2/1/00             119,604
  540 DONNA SACS   1,500              1,500   2003    10     37,500     7
  740 GIANNIS
    MENS WEAR      1,311      303     1,614   2003    1      43,260     7
  346 HOT STUFF    1,139              1,139   1999    8      39,865     6
  822 JACKS PLACE  4,259      2,248   6,507   mtm     8      62,352     6
  413 JW           1,471      674     2,145   1997    10     51,485     7
  834 MAX GREENS
    MENS WEAR      2,580      1,149   3,729   1995    2      51,600     6
  404 MAXS         2,405              2,405   2001    7      60,000     6
  731 MERRY
  GO ROUND         4,484              4,484   2004    10     107,616    6
  628 MICHAEL
    SCOTT          2,405      1,413   3,818   2001    11     66,000     6
  701 OAK TREE     3,236              3,236   1999    9      71,192     6
  234 OXFORD
    STREET         4,287              4,287   1998    9      77,166     6
  307 PRESIDENT
    TUXEDO         976                976     1996    9      21,472     7
  407 SHARKEYS     1,283              1,283   1999    8      41,052     6
  243 SPORTSMANIA  1,123              1,123   1995    8      31,440     8
  764 STATUS
    CLOTHIERS      856                856     1997    3      15,408     5
  558 SUN CLOTHING 2,390              2,390   1996    9      60,008     6
  737 TANNERY WEST 1,472              1,472   2000    10     24,000     6
  788 TIES FOR
    YOU PLUS       607                607     1996    3      18,216     6
  843 VAN DYKES
    UPTOWN         1,578              1,578   1997    9      42,606     6
  607 WILSONS      2,358              2,358   1998    9      45,000     6

  SUBTOTAL         55,936     7,561   63,497                 1,234,384

1810 SHOES

  816 ATHLETIC
    X-PRESS        1,891              1,891   1998    9      64,294     6
  461 BAKERS       5,040              5,040   2003    10     99,996     6
  767 DOLCIS       2,759              2,759   1997    15     0          7
  316 DOLCIS       1,686              1,686   2003    10     42,156     6
  758 FATHER
    AND SON        1,934              1,934   1999    9      51,251     6
  773 FOOTACTION   2,009              2,009   2003    10     62,260     6
  534 FOOTLOCKER   5,021      1,048   6,069   2000    10     224,000    7
  419 FOOTQUARTERS 1,473              1,473   2000    9      38,298     6
  840 JARMAN SHOES 1,612      203     1,815   1995    10     52,000     7
  555 JOURNEYS     1,261              1,261   1998    9      40,352     7
  240 KIDS
    FOOTLOCKER     4,439              4,439   2003    9      99,996     6
  322 KINNEY SHOES 4,620      1,774   6,394   1996    10     88,482     6
  425 LADY
    FOOTLOCKER     3,574              3,574   2002    10     117,000    6
  755 MS. SIBLEY   1,575              1,575   2001    9      28,350     7
  343 NATURALIZER  1,159              1,159   1999    10     41,724     7
  513 PAYLESS
    SHOE SOURCE    2,990              2,990   1996    9      48,000     6
  440 REGAL SHOES  1,280      205     1,485   1998    5      33,408     7
  825 SIBLEY SHOES 4,793              4,793   2001    9      139,495    7
  761 STRIDE RITE  1,116              1,116   1995    2      20,088     7
  313 WILD PAIR    1,680      330     2,010   1997    10     47,040     6

  SUB-TOTAL        51,912     3,560   55,472                 1,338,190

2010 HOME APPLIANCES/MUSIC


  601 MUSICLAND    6,000              6,000   2002    10     84,000     6
2/1/99             108,000
  516 RADIO SHACK  2,990              2,990   1998    10     41,860     3

  SUBTOTAL         8,990      0       8,990                  125,860

2210 AUTOMOTIVE

  3002 NORTHLAND
    TIRE CENTER    11,531             11,531  1996    15     36,000
       JCPENNEY TBA -
     VACANT        28,095             28,095

  SUBTOTAL         39,626             39,626                 36,000

2310 HOBBY/SPECIAL INTEREST

  486 CHAMPS       7,010              7,010   2000    9      126,180    5
  410 KAY BEE
    TOYS           3,823      1,711   5,534   1997    10     61,168     6
  561 IMPERIAL
    SPORT          2,808              2,808   2002    10     64,050     5
  616 SUPER STARS  3,476              3,476   1999    9      0          6

  SUBTOTAL         17,117     1,711   18,828                 251,398

2410 GIFTS/SPECIALTY

  825 AMYS
    HALLMARK       2,700      1,480   4,180   1997    5      54520      7
  503 BEST OF
    TIMES          1,000              1,000   2002    10     24,996     6
  331 CARLTON
    CARDS          1,326      1,058   2,384   2003    10     39780      8
  434 HI LINE
    CUSTOM
    FRAMING        880                880     1997    5      19,356     6
  779 SPENCER
    GIFTS          2,009              2,009   1998    11     40,180     6

  SUBTOTAL         7,915      2,538   10,453                 178,873


2510 JEWELRY

  637 ARTOS        662                662     1995    5      25,156     8
  552 CRAFTSMAN    1,714              1,714   1998    8      51,420     8
  504 INTRIGUE     961                961     1997    10     27,840     10
  237 LEROYS KEEP-
    SAKE DIAMONDS  1,502              1,502   1999    10     0          6
  349 MEYERS
    TREASURE
    CHEST          3,077              3,077   1995    8      95,387     6
  846 SHIFRINS     1,272              1,272   2002    10     63,600     7
  431 SIMMONS
    AND CLARK      1,276              1,276   2003    10     47,208     6

  SUBTOTAL         10,464     0       10,464                 310,611

2710 DRUGS

  619 CVS          6,400      0       6,400   1997    11     70,400     3.5

  SUBTOTAL         6,400      0       6,400                  70,400

2810 OTHER RETAIL

  301 D.O.C.
    EYEWORLD       3,850              3,850   2001    10     65,376     7
  507 NORTHLAND
    OPTICAL        1,120              1,120   1994    7      15,000     8
  455 SUN DAY
    BEST           165                165     1996    7      28,875     10
  519 U.S. HAIR
    CARE           2,076              2,076   2001    9      33,216     6

  SUB-TOTAL        7,211      0       7,211                  142,467

2910 PERSONAL SERVICES

  792 C.P.I.
    PHOTO FINISH   1,232              1,232   1995    5      35,000     10
  9268 THE TAILOR  639                639     1994    3      3,195      8
  634 #1 SHOE
    SERVICE        1,156              1,156   2003    10     17,340     6

  SUBTOTAL         3,027      0       3,027                  55,535


9525 UNLEASED

      AT-3                    552     552
  201 B-1          4,338              4,338
      B-4                     2,925   2,925
  205              3,070              3,070
  208 B-8          2,796              2,796
      B-10                    1,454   1,454
      B-11                    3,783   3,783
  210              707                707
  216 B-11A        5,290              5,290
      B-12                    126     126
  213 B-12A        2,604              2,604
      B-13                    471     471
      B-15                    2,488   2,488
      B-17                    429     429
  219              3,500              3,500
  222              4,209              4,209
  225 B-20         5,937              5,937
  228 B-21         527                527
      B-23                    2,895   2,895
  231 B-23B        6,515              6,515
      B-1-4                   2,850   2,850
      B-1-11                  400     400
      H & H (second fl.)      19,200  19,200
      H & H (basement)        6,000   6,000
      B-1-7                   300     300
     B-1-9                    818     818
      B-1-12                  200     200
      B-2-4                   219     219
      B-2-5                   638     638
      B-2-11                  381     381
      B-3-1                   180     180
      B-3-2 (Robinson)        19,475  19,475
      B-3-4                   848     848
      B-3-5                   100     100
      B-3-6                   290     290
      CA-1                    433     433
      CA-2                    408     408
      CA-3                    409     409
      CA-4                    412     412
      CA-5                    813     1,507   2,320
      CA-6                    1,278   1,278
      CA-7                    723     723
      CA-8                    1,478   1,478
      CA-9                    400     400
      CA-10                   877     877
      CA-11                   870     870
      CA-12                   870     870
      CB-1                    1,150   1,150
      CB-8                    2,554   2,554
      CB-13                   270     270
      C-4                     2,850   2,850
      C-7 (second.)           1,365   1,365
      C-9                     2,576   2,576
      C-2-13                  190     190
      C-12                    1,987   1,987
      C-13                    2,685   2,685
  319                         2,547   2,547
      C-19                    448     448
      C-1-7                   187     187
      C-2-2                   495     495
      C-2-6                   352     352
      C-3-6                   823     823
      PT2                     852     852
  452 D-13         861                861
  446              368                368
  449              248                248
  458              6,361              6,361
  470 D-27         1,609              1,609
      D-6                     2,139   2,139
      D-9                     1,844   1,844
      D-33                    5,000   5,000
      D-1-1                   1,369   1,369
      D-1-2                   200     200
      D-1-8                   7,806   7,806
      D-1-10                  232     232
      D-2-1                   506     506
      D-2-10                  258     258
      D-2-20                  70      70
      D-2-21                  192     192
  100 100 (Food Court)        481             481
  108 108 (Food Court)        518             518
      Himelhochs              16,800  16,800
  473              1,565              1,565
  482              1,034              1,034
  510              2,621              2,621
  537              1,967              1,967
  546              1,259              1,259
  547              1,169              1,169
  603 E-6          3,395              3,395
      E-1-2                   995     995
  604              3,781              3,781
      E-12                    2,676   2,676
      E-14                    2,080   2,080
      E-19                    2,500   2,500
      E-15                    984     984
  622 E-22         5,192              5,192
      E-1-6                   18,306  18,306
      E-1-7                   347     347
      E-1-8                   300     300
      E-1-9                   654     654
      E-2-1                   200     200
      E-2-2                   214     214
      E-2-3                   209     209
      E-2-4                   250     250
      E-2-9                   650     650
      E-2-11                  200     200
      E-2-12                  100     100
      E-2-13                  300     300
      E-2-14                  600     600
      E-3-1                   315     315
      E-3-2                   1,554   1,554
      E-3-3                   463     463
      E-3-4                   75      75
      E-3-5                   528     528
      E-4-2                   87      87
      E-4-5                   467     467
      E-4-8                   158     158
      E-4-9                   145     145
      F-14                    1,367   1,367
      F-15                    1,387   1,387
      F-16                    2,500   2,500
      F-20A                   15,586  15,586
  849 F-30         518                518
  852 F-33         1,573              1,573
  853 F37          2,256              2,256
      F-1-8                   165     165
      F-2-1                   200     200
      F-2-2                   154     154
                              200     200
      F-2-6                   212     212
      F-2-7                   747     747
      G-4                     5,200   5,200
      G-5                     1,224   1,224
      G-7 (secondary)                 2,500   2,500
      G-8                     1,680   1,680
      G-10                    852     852
      G-21                    525     525
      G-22                    435     435
      G-4                     915     915
      G-2-3                   599     599
      G-2-4                   735     735
      G-2-5                   946     946
      G-3-2                   500     500
      G-3-9                   603     603
      G-3-10                  1,000   1,000
      G-3-11                  505     505
      G-3-12                  230     230
      G-3-14                  228     228
  901 I-101        2,870              2,870
  904              1,703              1,703
  907 I-103        3,407              3,407
  910              1,376              1,376
  916              1,022              1,022
  919 I-106        1,697              1,697
  922 I-107        4,250      570     4,820
  925 I-108        4,500              4,500
  931 I-110        4,513              4,513
  937 I-113        6,000              6,000
  913 I-114        727                727
      I-115                   495     495
  928 I-109        4,528              4,528
      I-2-4                   1,175   1,175
      I-2-6                   875     875
      I-3-1                   264     264
      I-3-2                   284     284
      I-3-4                   1563    1,563
      I-3-6                   400     400
      I-3-7                   687     687
      I-3-9                   897     897
      I-3-10                  758     758
      I-3-14                  1,000   1,000
      I-3-16                  280     280
      I-3-17                  334     334
  719 J-21         1,472              1,472
  725              2,931              2,931
  743              1,086              1,086
  770              2,559              2,559
  773 J-31         1,108              1,108
  782 J-45         2,180              2,180
  785              1427               1,427
  786              2,876              2,876
      N-1                     2,147   2,147
      N-4                     650     650
      PT-7                    416     416
      BUILDING O
       (SECONDARY) 6,920      6,920
  801 O-1A         1,222              1,222
  803 O-1B         510                510
  804 O-2          1,369              1,369
  807 O-3/4        3,864              3,864
  810 O-5          4,768      1,500   6,268
  813              1,670              1,670
  819              6,595              6,595

    SUB-TOTAL      149,312    232,201 381,513

  9630 FINANCIAL

  3501 MICHIGAN
     NATIONAL ATM  180                180 1998        5      8,500

      SUB-TOTAL    180        0       180                    8,500

  9730 OFFICES NOT FINANCIAL

  9130 GITTLEMAN
    FUR STORAGE               12,700  12,700  mtm            15,876
  9132 GILSONS                17,152  17,152  1998    4      17,148
  636 DR. MENDEL-
    SOHN           750                750     2002    8      16,500
  640 PROFESSIONAL
    DENTAL         3,439              3,439   1997    7      103,170
  635 DR. STEIN,
    OPTOMETRIST    1,568              1,568   2003    9      23,520
      HUDSONS
    (BLDG. E)                 13,150  13,150  2005
  3001 SOUTHFIELD
    POLICE         2,532              2,532   mtm     3

      SUB-TOTAL    8,289      43,002  51,291          27     176,214

  9900 GENERAL
    MERCHANDISE

  2001 HUDSONS     487,035    24,474  511,509 2005    30
  2003 KOHLS       61,000     9,631   70,631  2004    15     150,000    1.5
  2002 JCPENNEY    269,401    25,106  294,507         2005   30 90,000

     SUB-TOTAL     817,436    59,211  876,647                240,000


  TBA

  3003 S.O.C.W.A.                             2000    10     5,000

     SUBTOTAL                                                5,000

  SERVICE AREAS

  MALLS                       202,745
  FOOD COURT                  8,820
  FOOD COURT
  SERVICE COOR                1,248
  RESTROOMS FOOD COURT
  CONCOURSES                  10,524
  MEETINGS ROOMS              4,081
  OFFICES                     3,168
  PUBLIC RESTROOMS            2,171
  SECURITY                    3,774
  MAINTENANCE                 6,460
  MERCHANTS STORAGE           2,440
  ELECTRICAL
  SUB-STATIONS                4,420
  ELECTRICAL CLOSETS (4)      2,021
  GAS METER ROOMS  250
  TELEPHONE CABINETS          360
  MACHINE ROOMS               11,438
  SERV. COOR. &
  REST.(EMP.)                 83,784
  TRUCK TUNNEL                88,080
  GARAGE & WORK SHOP          6,966
  ELECTRICAL DISTRI-
   BUTION                     7,624
  POWERHOUSE & BOILER
   ROOM                       18,992
  COOLING TOWER               6,528

  SUB-TOTAL                   475,894 475,894

   TOTAL TENANT
    LEASED         286,083    70,452  356,535

   SUB-TOTAL
     UNLEASED      149,312    232,201 381,513

   TOTAL
     G.L.A.        435,395    302,653 738,048 $              6,258,096

   GENERAL MER-
     CHANDISE      817,436    59,211  876,647         $240,000

   TOTAL TBA       39,626     0       39,626                 $5,000

   TOTAL SERVICE
     AREAS                    475,894         475,894

   CENTER GRAND
     TOTAL         1,292,457  837,758 2,130,215 $6,503,0


  RECONCILIATION OF SQUARE FOOTAGE

  TOTAL FEB.
    1, 1988        505,095    276,374         781,469

  AUTOTELLER
    FROM C.A.      132                132
  MAINSTREET
    FROM GLA       (18,000)   (6,328) (24,328)
  TRANSFER CON-
    COURSES
  TO SECONDARY     (11,547)   11,547  0

  TOTAL 4/1/88     475,680    281,593         757,273

  BERMAN REMEASURE 13                 13

  TOTAL 6/1/88     475,693    281,593         757,286

  BUILDING E & O
   RECONFIGURATION (4,858)            (4,858)
  B-23 MOVED
    TO SECOND      (2,895)    2,895   0
  BUILDING B
    RECONFIGURATION           (1,336)         (1,336)
  CRAFTSMAN        (105)              (105)

  TOTAL 8/1/88     466,499    284,488         750,987

  Area changes to 1/1/90      148     (20)    128
   LENSCRAFTERS    (164)              (164)
 Total 1/1/90      466,483            284,468         750,951

 Area change 4/30/90
 Kids Footlocker
   remeasure       18
 Total 4/30/90     466,501    284,468         750,969

 Area Change 11/14/90
 reconfigured Gantos          (868)
 Total             465,633
 Old McCrory
    primary  to
    secondary      (17,190)   17,190
 Total 11/14/90    448,443    301,658         750,101

 Demolition of Bldg.N         (3,008)         (3,008)

 Total 12/31/90    445,435    301,658         747,093

 Marianne/Marianne Plus
   Remeasure       153                153

 Total 2/1/91      445,588    301,658         747,246

 Remeasure Jarman  (62)               (62)

 Total             445,526    301,658         747,184

 Finnegans Pop Out 508                508
 Scott Gregory Pop Out        57              57

 Total 11/1/91     446,091    301,658         747,749

 Remeasure new
    Sibley         (625)              (625)
 Square footage
    to CAM
 Tenant area
    to CAM
 Food Court
    Construction   (8,718)            (8,718)
 New Security
    Station        (600)              (600)
 to CAM
 U.S. Hair         (322)              (322)
 Lady Footlocker   (98)               (98)
 Buster Brown      (16)               (16)
 Imperial Sport    (181)              (181)

 Total 8/l/92      435,531    301,658         737,189

 Remeasure B-1     5                  5
 Remeasure
    space 112      24                 24

 Total 9/1/92      435,560    301,658         737,218

 Remeasure Sp.310,
    Contempo       543                543
 Remeasure
    Sp.9130 storage                   (63)    (63)

 Total 11/1/92     436,103    301,595         737,698

 Orange Julius     5                  5
 Marianne/
    Marianne Plus  857                857
 Ties For You      (11)               (11)
 DOC               218                218

 12/1/92           437,172    301,595         738,767

 Remeasure of Carlton
   Cards, 950
    sq.ft. to
   service coor.,  (950)              (950)
 1058 sq.ft. to
    secondary      (1,058)    1,058

 3/1/93            435,164    302,653         737,817

 Merry Go Round
    Expansion
   Remeasurement   80                 80
 Arthur Treacher
   Remeasurement   -5                 -5
 Avenue Remea-
    surement       13                 13


 12/1/93           435,252    302,653         737,905

 Space 636
    remeasure      143                143

 4/1/94            435,395    302,653         738,048





       Break-    Lease Foot  Special Prov. Spec.Provision Spec. Provision
       point     Code  Note  What  When    Amount  What   When   Amount

% over 657,000   007         RI    2/1/98  49,056         2/1/97 26,064
% over 350,000   007
% over all             1


% over 400,000   007   2
% over 321,120   007
% over 275,000   007
% over 447,300   007         FC
% over 310,800   007         FC
% over 522,860   007         MO    2/1/95  60,330
% over 800,000   095   3     FC, RO
% over 192,960   007
% over 200,040   007         RI    2/1/96  21,960
% over 393,750   007         FC,RI 2/1/95  33,750  RI     2/1/01 36,000
% over 388,640   007         FC
% over 520,000   007



% over 350,000   007         RI    2/1/97  32,000
% over 1,851,840 007
% over 306,900   007
% over 227,250   007         RI    2/1/96  18,900  RI     2/1/98 21,816
% over 327,375   007
% over 575,500   007
% over 613,000   007
% over 297,367   007   5     RI    2/1/95  19,464  RI     2/1/99 21,086

% over 1,080,000 007         RI    2/1/96  48,600
% over 3,132,000 007
% over all sales 004         RI    2/1/96  lease
% over 352,000   007         RI    2/1/95  37,400
% over 354,250   007         RI    2/1/96  38,150
% over 508,500   007
% over 259,371   007
% over 937,920   007   6     TO.RI 2/1/98  53,148
% over 3,304,460 007   7
% over 2,217,600 007         RI    2/1/95  123,200
% over 1,667,520 007   0     RI    2/1/95  92,640
% over 2,600,000 007   8     RI    2/1/95  150,000
% over 762,686   007
% over 914,160   007
% over 3,128,100 007


% over 1,022,600 007   9     RI    2/1/96  68,436
% over 539,800   007         RI    2/1/96  37,536
% over 1,056,233 004
% over 1,833,800 007   10    RI    2/1/96  114,816
% over 535,716   007         RI    2/1/97  40,500
% over 618,000   007
% over 664,416   007         RI    2/1/96  43,282
% over 1,039,196 095   11
% over 735,500   007
% over 860,000   096   12                                 21
% over 1,000,000 007         MO,RI 2/1/96  64,932
% over 1,793,600 007
% over 1,100,000 007   13    RI    2/1/96  60,000
% over 1,186,533 007   14    RI    2/1/96  77,664
% over 1,286,100 007         RI    2/1/95  85,740
% over 306,743   007
% over 684,267   007         RI    2/1/96  42,336
% over 393,000   007
% over 308,160   007
% over 1,000,133 007
% over 400,000   007         RI    2/1/95  36,000
% over 303,600   007
% over 710,100   007
% over 750,000   007         RI    2/1/95  50,000
% over 1,071,567 007         RI    2/1/95  69,967
% over 1,666,600 007   15
% over 867,086   007
% over 702,600   007   16    RI    2/1/98  47,208
% over 854,717   007
% over 1,038,000 007   17
% over 3,200,000 007         RI    2/1/95  266,000
% over 638,300   007         RI    2/1/98  41,244
% over 742,857   007
% over 576,457   007         RI    2/1/95  42,874
% over 1,666,600 007         RI    2/1/97  114,996
% over 1,474,700 007
% over 1,950,000 007
% over 405,000   007
% over 596,057   007
% over 800,000   007
% over 477,258   007         RI    2/1/96  35,328
% over 1,992,786 007         RI    2/1/95  12,608  2/1/98 13,592
% over 286,971   007
% over 784,000   007
% over 1,400,000 007   18    RI    2/1/95  96,000  2/1/99 108,000
% over 1,395,333 007


% over 2,523,600 007         RI    2/1/97  140,200
% over 1,019,466 007
% over 1,281,000 007         RI    2/1/96  71,714
% over all       007         TO

% over 694,285   007   20    RI    2/1/95  57,220
% over 416,600   007         Closed, but pays
% over 497,252   095   21    RI    2/1/96  46,416

% over 322,600   007         RI    6/1/95  20,676
% over 669,667   007

% over 314,450   007
% over 642,750   007
% over 278,400   007

% over 0         007         RI    6/1/94  71,345  RI     2/1/96 75,100

% over 1,589,783 007
% over 908,571   007
% over 786,800   007   22    RI    2/1/98  53,592

% over 2,011,429 007
% over 933,942   007   23    RI    2/1/98  72,640
% over 187,500   007
% over 288,750   007
% over 553,600   007         RI    2/1/95  37,368
% over 350,000   007
% over 39,935    007
% over 289,000   007         RI    2/1/98  19,656













       N/A             24

       N/A             25
                       26
       N/A       007         RI    2/1/96  18,756  RI     2/1/98 20,256
% over 1,289,625 007
% over 294,000   007   27    RI    2/1/96  26,652  RI     2/1/99 29,004


                 993


                 999
                 999
                 999




LEASE CODES

CODE    TYPE     DESCRIPTION

095     D        TAX AND CAM ON GLOA ON PRIMARY ONLY
096     D        CAM ON PRIMARY ONLY
097     D        TAX ON PRIMARY ONLY
004     B-3      NO MONTHLY TAX BILLING - TAX AND CAM BASED ON GLA
007     B-4      EQUITABLE LEASE - TAX BILLED MONTHLY - TAX AND CAM BASED ON
                 GLOA
993              NO COMMON AREA, HVAC, TAX
998              TBA'S
999              MAJORS
FC               FOOD COURT


FOOTNOTE SUMMARY

1       Olgas -no extra charges
2       Arthur Treachers - 90% floors on CAM and Tax-effective 2/1/94 10% cap on CAM
3       McDonalds - Tax and CAM on primary only
4       Golden Toes - Promissory Note
5       Younique Kids - Promissory Note
6       Contempo, 75% floors on CAM
7       Gantos - Tax billed on GLA, 80% floors on CAM
8       Marianne/Marianne Plus - All charges based on 14,814 sq.ft.
9       Attivo - 90% floors on cam and tax
10      Dejaiz - 90% floors on cam and tax
11      Jacks Place - C.A. and Tax on primary only
12      Max Greens - C.A. charged on primary only
13      Michael Scott Promissory Note
14      Oak tree - 70% floors on CAM
15      Bakers - 85% floors on cam and tax
16      Dolcis-80% floors on cam and tax
17      Footaction-80% floors on CAM
18      Musicland - 90% Floors on CAM and Tax
19 Northland Tire - 1% of sales between $500,000 and $750,000 and 1/2% over $750,000
20      Amys - 5 year option to 2005
21 Carlton Cards - No charges on secondary,Tax on primary GLOA with 80% floors CAM 80% floors 998 19 with 5% cap
22      Simmons and Clark, 4% cap on CAM and HVAC
23      D.O.C. charges based on 3,632 sq. ft.
24      Autoteller-No - C.A. flat rate, Taxes & HVAC on 90 sq.ft.
25      Gittlemans - flat rate on water $20 mo., CAM, Tax, & HVAC
        $1.00 p.s.f. combined, metered electric.
26      Gilson - flat rate CAM, Tax and HVAC .80 P.S.F. YEA ON ELECTRIC ONLY
27      Dr. Stein - Promissory Note

                                            EXHIBIT F-2


Northland - Tenants in Default

Accent Hair

Beauty & The Bead

Attivo

Anna Z

LB Shoes/Buster Brown

DeJaiz

Golden Toes

Hobos

Heels, Etc.

J.J.Finnegans

Kerby Koney Island

Manhattan Cookie

Merry Go Round

Morrows Nut House

Oxford Street

Dr. Stein

Scott Gregory

Super Stars

Ties For You Plus


Edison Brothers Stores

Bakers

Coda

Chandlers

Oak Tree

Size 5-7-9

Wild Pair


Together with tenants having past-due rents shown on property manager's "Accounts Receivable" computer run sheet.

                               NOTE TO EXHIBIT A


The legal description contained in this Exhibit A will be used by Partnership in the deed given to Equitable pursuant to this Agreement. The legal description in the title policy given by Partnership to Equitable pursuant to this Agreement will include slightly different descriptions of the Dayton Hudson building, which will result from corrective quit claim deeds to be exchanged by Equitable and Dayton-Hudson (in the form of the 1982 corrective deeds which were apparently overlooked by Lawyers Title Insurance Corporation in preparing the 1986 title work).

In addition to the deed required under this Agreement, Partnership will deliver to Equitable at closing a quit claim deed covering the perimeter description of the Shopping Center (with no excepted perimeter description of the Shopping Center (with no excepted parcels) and also covering all interests of Partnership in all land within one mile of the perimeter of the Shopping Center, in order to avoid the need for possible corrective deeds in the future.
EXHIBIT F-3

LIST OF TENANTS ENTITLED TO A REFUND OF ANY
COMMON AREA MAINTENANCE CHARGE OR OTHER
PAYMENT PAID TO PARTNERSHIP BY REASON OF A
TAX REDUCTION PROCEEDING OR OTHERWISE


NORTHLAND CENTER ACCRUED RECEIVABLES AT 12/31/93 RELATING TO 1993
TENANT                             ELECTRIC    WATER      TAX
Afterthoughts 37811                (586.14)    (35.07)    (84.24)
Amys 75686                         (201.07)    67.62      (151.32)
Amys                                                      (499.88)
Anna Z term 1/31/93                (242.39)    8.53       54.47
Arthur Treacher 11/12              28.59       38.42      (23.66)
Artos                              (761.54)    (18.23)    (55.22)
Athletic X Press 10459             (469.55)    102.34     (155.53)
Attivo 7406                        2,900.12    (12.20)    217.71
Avenue                             1,036.59    109.48     1,576.80
Bakers 2478                        (5,228.05)  31.70      (768.39)
Best of Times 34548                1,651.96    (34.66)    (80.79)
Borsetta                           (211.49)    (29.15)    (63.18)
Bresler                            (1,352.72)  250.87     (72.46)
Buster Brown                       (120.02)    (8.10)     (82.28)
Carimar 37286                      877.39      (41.58)    (58.84)
Carlton 346-3/5/93                 1,129.71    (21.31)    430.75
C'est LaVie 8/1/93                 (372.53)    (11.35)    (67.77)
C'est LaVie term 7/31              (179.39)    (23.35)    (57.38)
Champs 14248                       (2,674.17)  (26.45)    (584.83)
Claires 5595                       (1,242.93)  (85.88)    (72.22)
Coda 3131                          2,509.52    145.08     8,471.93
Compagnie Express 811              (1,630.26)  (22.00)    (386.58)
Contempo                           2,698.54    69.20      (247.59)
Coreys                             (90.55)     (15.22)    (73.57)
CPI318                             149.63      (298.60)   (103.62)
Craftsman                          (508.59)    91.47      (142.18)
Cristina                           (897.05)    (22.16)    (166.18)
CVS 783                            (2,506.66)  54.36      (535.40)
DeJaiz 7715                        645.96      (142.24)   (303.55)
DOC                                509.34      215.67     (340.59)
Dolcis                             (37.53)     149.42     (228.62)
Dolcis 405                         (721.13)    (2.10)     (208.00)
Donna Sac                          (1,223.14)  2.01       (126.45)
Everythings 374                    1,671.44    71.89      (302.81)
Father and Son 223                 (867.37)    64.82      (160.25)
Flaming Wok                        9,117.87    96.00      (53.50)
Foot Action                        120.93      (9.10)     162.57)
Footlocker 7172                    (1,169.19)  (4.00)     (504.40)
Footquarters 9021                  (1,113.03)  (36.68)    (122.94)
Fredericks 82                      (976.80)    (16.94)    (101.28)
Gantos                             2,951.42    (52.55)    (159.88)
GNC 864                            (238.23)    65.70      (126.88)
Giannis                            (376.18)    (27.24)    (136.75)
Golden                             517.81      (39.45)    (67.72)
Harrys term 1/31/93                235.01      36.91      21.07
Hi Line                            (1,541.18)  (37.70)    (72.70)
Hobos 5/12/93                      1,460.18    268.33     (31.45)
Hot Sam 130323                     (1,390.19)  103.24     (19.38)
Hot Stuff                          2,087.30    (31.14)    (94.12)
Hudsons                            14,257.68   (540.44)   125,714.30
Imperial                           2,981.63    23.02      (235.22)
Intrigue                           (183.00)    (2.00)     (77.56)
JCPenney                                       3,100.00   66,789.13
Jacks Place                        (4,614.11)  128.08     (384.99)
Jarman 521                         (3,349.89)  (151.16)   (295.95)
Journey 508                        (715.56)    (1.72)     (103.11)
JW 31303                           (391.35)    (4.00)     (177.25)
Kay Bee                            (803.00)    7.67       184.80
Circus World/Kay Bee               (4,239.93)  48.86      3,298.88
Kerby Koney                        (5,741.51)  248.08     (190.81)
Kid Footlocker 6736                (454.94)    (18.76)    (288.08)
Kid Footlocker 6736 9              (2,643.94)  24.25      (1,059.87)
Kids Mart 12534                    (177.87)    21.87      (227.35)
Kinney 706                         (2,965.78)  (202.00)   (532.15)
Kohls                              (15,924.44) (196.43)   60,995.13
LaCapote                           (8.88)      (31.33)    80.83
Lady Footlocker                    4,113.10    88.32      (297.29)
Lane Bryant                        (23,076.27) (14.64)    (1,447.72)
Lechters                           (741.61)    (6.69)     231.30
Lerner                             (4,680.46)  (2.00)     (513.88)
Leroys 44                          (667.82)    (33.94)    (126.93)
Limited                            463.06                 284.16
Little Ceasars 305                 2,234.61    (2.55)     (254.88)
Marianne/Mar. Plus 445             9,937.53    157.62     (1,231.12)
Max Greens                         (1,174.07)  220.93     (319.10)
Max                                758.26      12.94      (201.39)
McDonald                           17,286.14   544.03     486.05
Mendelsohn                         (366.25)    (41.82)    (84.44)
Merry Go Round                     (598.73)    52.61      122.61
Merry Go Round                                            (1,102.73)
Meyers                             (299.57)    (11.00)    (255.77)
Michigan National                  78.68       (55.44)    (6.27)
Morrows                            (1,481.43)  175.08     (90.23)
Mrs. Fields 261                    2,171.46    22.00      (53.84)
Ms. Sibley                         (686.42)    (20.09)    (128.85)
Musicland 782                      (1,432.70)  32.82      148.64
Nathan Jewelry                     (75.62)     (8.13)     (90.89)
Nathan Too                         (470.56)    (22.19)    (49.03)
Naturalizer                        562.73      (30.63)    (97.11)
No Name 47                         (36.90)     1.57       (122.11)
Northland Optical                  (464.87)    (80.05)    (78.77)
Northland Tire                                            7,018.37
Oak Tree 15771                     (1,392.00)  (2.00)     (267.06)
Olgas 1/93-6/93                    40.55       87.00      1,527.60
#1 Shoe                            (331.04)    (15.71)    (392.75)
Orange Julius 61329                (806.00)    45.00      (27.85)
Original Cookie 204                (945.67)    10.00      (18.90)
Ottos                              (158.78)    194.07     (103.90)
Oxford Street                      (140.53)    11.65      (355.84)
Payless Shoe 1657                  (766.08)    77.49      (248.61)
President Tuxedo                   (676.81)    15.93      (81.43)
Professional Dental                (1,678.64)  (82.00)    (285.82)
Radio Shack 16375                  1,738.70    109.67     (248.16)
Regal Shoes                        250.66      86.26      (341.86)
Rendezvous
Sbarro 482                         (1,029.24)  (11.00)    (66.97)
Sharky's                           244.59      (15.49)    (106.58)
Shiffrin Willens                   (5,431.89)  (27.77)    (104.65)
Sibley Shoes 34                    5,760.88    (2.00)     (398.80)
Simmons and Clark                  45.03       (57.67)    (81.77)
Size 5-7-9 524                     (48.57)     (22.23)    (85.13)
Southfield Police                  (976.47)    150.00
Spencer Gifts 432                  (64.00)     (21.08)    (167.69)
Sportsmania                        (1,120.85)  (67.55)    (92.54)
Status Clothier                    122.87      1.69       153.86
Dr. Stein                          (1,763.73)  (23.71)    (244.92)
Dr. Stein                          (283.00)    23.35      (52.93)
Stevens                            (4,273.24)  (12.51)    (224.19)
Stride Rite                        (353.80)    (31.72)    (92.48)
Subway                             57.36       16.99      (42.41)
Sunday Best                        482.21                 (13.71)
Sun Clothing                       (2,192.49)  250.98     (197.98)
Taco Bell 2989                     (3,028.90   (48.00)    (140.22)
The Tailor                         (1,404.78)  (91.81)    (53.50)
Tannery West                       (922.41)    (46.70)    (125.14)
Telcom                                         (3,754.63)
Ties for You Plus                  (921.00)    (44.62)    (25.76)
U.S. Hair                          (2,277.81)  122.88     (171.77)
Van Dykes Uptown                   (3,139.89   3.98       (132.54)
Waldenbooks                        97.82       0.07       93.44
Wild Pair 5478                     441.54      (4.34)     (165.41)
Wilsons                            21.05       61.76      (195.26)
Winkelmans                         (5,543.98)  (88.00)    (1,102.63)
Womans World                       92.38       (1.60)     83.45
Woolworth Express                  2,938.89    14.01      (550.81)
Younique Kids                      119.22      (21.28)    297.96
Yummy Yogurt                       (73.88)     8.00       40.34
TOTALS                             (48,796.56) $1,005.71  $253,014.22


CAM                HVAC          FOOD CT.     OVERAGE         TOTAL
(1,231.18)         40.00                                      (1,896.63)
(607.91)           (79.02)                                    (971.70)
                                                              (499.88)
175.97                                                        (3.42)
94.50              (2.97)        500.05                       634.93
(826.44)           (28.64)                                    (1,690.07)
(2,362.61)         (47.42)                                    (2,932.77)
(1,791.20)         (68.72)                                    1,245.71
(1,298.06)         3,153.17                                   4,587.98
(9,882.22)         (146,87)                                   (15,993.83)
(1,253.36)         (36.97)                                    246.18
(928.45)           (28.88)                                    (1,261.15)
(1,112.30)         (43.30)                                    (2,329.91)
(1,272.27)         (35.81)                                    (1,518.48)
(904.22)           (28.21)                                    (155.46)
1,251.97           (39.71)                                    2,751.41
(867.59)           (30.22)                    32.04           (1,317.42)
(978.81)           (21.76)                    2,468.76        1,208.07
(8,775.04)         (204.24)                   2,520.90        (9,743.83)
(1,093.96)         (33.14)                                    (2,528.13)
(3,028.03)         (371.59)                   8,087.65        15,814.56
(12,546.77)        (22.00)                                    (14,607.61)
(3,915.15)         (14.81)                                    (1,409.81)
(1,085.80)         (31.87)                                    (1,297.01)
(1,544.66)         (44.60)                                    (1,841.85)
(2,143.55)         (59.07)                                    (2,761.92)
(2,459.30)         (66.01)                                    (3,610.70)
(8,002.70)         (163.87)                                   (11,154.27)
(2,688.31)         (136.19)                   2,119.77        (504.56)
(4,546.92)         (112.22)                   1,895.34        (2,379.38)
(3,453.30)         (87.64)                                    (3,657.67)
(2,469.00)         (57.95)                                    (3,458.18)
(1,879.54)         (58.33)                    5,470.50        2,185.05
(4,733.16)         (116.88)                                   (3,409.52)
(2,424.89)         (64.91)                                    (3,452.60)
(795.55)           (26.01)       (2,739.97)   17,116.90       22,715.74
5,268.60           (67.70)                                    5,150.16
(7,595.14)         (145.26)                   18,113.90       8,695.91
(1,838.78)         (52.02)                    12,475.34       9,311.89
(1,539.35)         (44.34)                                    (2,678.71)
(12,158.35)        (248.67)                                   (9,668.03)
(1,913.96)         (47.42)                    4,454.47        2,193.68
(2,014.25)         (46.84)                                    (2,601.26)
(1,012.34)         (31.51)                                    (633.21)
67.68              (1.40)                                     359.27
(1,101.87)         (33.35)                                    (2,786.80)
(401.82)           (12.23)       (1,004.55)                   278.46
(313.49)           (15.11)                                    (1,634.93)
(1,422.73)         (41.29)                                    498.02
(266,891.00)       94,670.00                                  (32,789.46)
7,369.10           (96.90)                    7,568.45        17,610.08
(1,201.63)         (35.62)                    7,205.40        5,705.59
(38,863.00)        38,863.00                  (2,790.52)      67,098.61
(5,177.19)         (146.68)                   69,947.22       59,752.33
(2,899.91)         (57.08)                                    (6,753.99)
(1,579.87)         (45.64)                                    (2,445.90)
(2,681.41)         (57.19)                    19,088.46       15,777.26
597.95             (9.13)                     713.58          691.87
(6,928.44)         (118.13)                                   (7,938.76)
(2,837.54)         (17.25)                    3,053.30        (5,483.73)
(2,154.81)         (40.24)                    1,468.14        (1,488.69)
(5,971.84)         (70.58)                    23,958.58       14,236.60
(3,380.84)         (85.76)                                    (3,849.95)
(7,997.38)         (159.11)                                   (11,856.42)
(28,686.00)        14,997.00                                  31,185.26
(408.28)           (17.05)                                    (384.71)
(4,476.85)         (113.47)                                   (686.19)
(46,018.81)        (397.41)                                   (70,954.85)
(495.96)           (22.12)                                    (1,035.08)
(16,684.30)        (168.62)                                   (22,049.26)
(1,884.65)         (57.03)                                    (2,770.37)
(157.71)           (12.44)                                    577.07
(3,812.41)         (27.76)                                    (1,862.99)
(18,537.85)        (477.75)                                   (10,151.57)
(2,818.58)         (12.30)                                    (4,103.12)
(3,004.86)         (11.51)                                    (2,446.56)
493.08             (12.58)       1,782.21     3,161.41        23,740.34
(1,290.63)         (5.64)                                     (1,788.98)
(1,175.38)         (86.55)                    (4,229.82)      (5,915.26)
(3,258.37)                                    7,762.79        3,401.69
(3,847.83)         (29.77)                                    (4,443.94)
1,006.45           (3.93)                                     1,019.49
(1,355.92)         (5.89)                                     (2,758.39)
(874.91)           (32.61)                    814.50          2,046.60
(1,974.18)         (54.20)                    1,932.47        (931.27)
(3,461.48)         (153.61)                                   (4,866.33)
(1,372.00)         (44.64)                                    (1,591.28)
(683.57)           (22.59)                                    (1,247.94)
(1,455.13)         (39.88)                                    (1,060.02)
(1,855.31)         (47.19)                    5,258.26        3,198.32
(1,363.39)         (41.50)                    (324.20)        (2,352.78)
                                                              7,018.37
(4,049.59)         (102.87)                                   (5,813.52)
(6,839.79)         (41.74)                    367.18          (4,859.20)
1,585.10           (19.56)                                    826.04
(451.25)           (21.07)                                    (1,261.17)
(374.41)           (2.11                                      (1,331.09)
(1,522.65)         (47.65)                    729.30          (909.61)
(5,364.65)         (132.43)                                   (5,981.80)
(3,742.22)         (95.10)                    1,623.93        (3,150.59)
(1,220.76)         (36.28)                                    (1,999.35)
(4,306.69)         (115.40)                   4,533.64        (1,934.91)
(3,742.22)         (95.10)                                    (2,237.11)
(2,622.21)         (46.38)                                    (2,673.53)
(1,162.69                                                     1,162.69
(985.63)           (30.50)       1,186.62                     (936.72)
(1,600.37)         (46.42)                    (77.32)         (1,601.59)
(1,587.78)         (46.06)                    1,266.79        (5,931.36)
(5,996.15)         (147.98)                   62.79           (721.26)
(382.67)           (38.43)                                    (515.51)
(1,277.60)         (34.14)                                    (1,467.67)
                                                              (826.47)
(2,508.53)         (60.37)                                    (2,821.67)
(1,401.55)         (45.64)                                    (2,728.13)
464.69             (5.38)                                     737.73
(1,545.16)         (48.19)                    352.48          (3,273.23)
(2,696.17)                                                    (3,008.75)
(3,386.16)         (93.02)                                    (7,989.12)
(1,393.18)         (37.41)                    (38.84)         (1,947.43)
117.56             (22.02)       233.24                       360.72
(208.42)           (7.13)                                     252.95
(2,985.73)         (94.93)                                    (5,220.15)
(2,095.33)         (17.44)                                    (5,329.89)
(796.55)           (20.41)                                    (2,367.05)
(1,846.39)         (51.98)                                    (2,992.62)
                                                              (3,754.63)
(668.18)           (24.38)                                    (1,683.94)
(2,592.42)         (78.40)                    7,054.38        2,056.86
(1,971.34)         (62.67)                    20,799.12       15,496.66
303.20             (8.06)                                     486.47
(2,322.09)         (8.88)                                     (2,059.18)
(2,954.37)         (76.99)                                    (3,143.81)
(16,554.03)        (184.12)                   30,601.42       7,128.66
269.88             (5.73)                                     438.38
(8,248.04)         (144.38)                                   (5,990.33)
697.02             (26.64)                    129.72          1,196.00
122.64             (1.40)                                     95.70
($709,704.74)      ($143,506.01) ($42.40)     $287,458.28     ($73,559.48)

                           EXHIBIT F-4

                 TENANT CERTIFICATE OF OCCUPANCY


The City of Southfield requires an inspection prior to Tenant's opening for business and issues an Occupancy Permit after the inspection. Therefore, we can assume that every Tenant opened and operating at Northland Shopping Center has the required Certificate of Occupancy permit through the City of Southfield, 25000 Evergreen Road, P.O. Box 2055, Southfield, MI 48037-2055.

                           Exhibit F-5


                        NORTHLAND CENTER
                      LICENSES AND PERMITS


1.   Certificate of Arrest Authority, Act 330, State of Michigan
     General Growth Management, Inc.
     Licensed as a Private Security Police Organization in the
     State of Michigan.
     License held in the name of John M. Hood (certificate attached).

2.   Liquor License in Escrow (Class C liquor license with a
     Sunday Sales Permit)
     James D. Robb, Licensee
     Miller, Canfield, Paddock & Stone
     located in escrow at 21500 Northwestern Highway
     Building 0-5
     Northland Center
     Southfield, MI, in Oakland County
     (legal papers attached.)

3.   State of Michigan -- Real Estate Licenses
     General Growth Management, Inc. - Broker License
     Marilyn L. Zeigler                Broker
     Marilyn L. Zeigler                Associate Broker
     Catherine M. O'Malley             Salesperson
     Vickie Moser                      Salesperson
     Connie Garlinghouse               Salesperson
     (copies of wall certificates attached.)

4.  Notary Public
    June A. Aird        General Manager's   Exp. 9/24/94  Oakland
                        Secretary                         County
    Vickie Moser        Mall Accountant     Exp. 1/23/96  Oakland
                                                          County
    Connie Garlinghouse Marketing Secretary Exp. 12/17/95 Oakland
                                                          County
     Marilyn Zeigler                        Exp. 7/24/95  Oakland
                                                          County


                        NORTHLAND CENTER
                      LICENSES AND PERMITS
                          CONT'D PAGE 2



5.   A minimum requirement for our HVAC Engineers
               Rodger Disbrow
               Charles J. Hones
               Geoffrey McGowan
               Thomas O'Herron
               Alan Robinson
     is (a) High pressure boiler operator's license and (b) 3rd class refrigeration operator's license from the City of Detroit.
          City of Detroit
          Building and Safety Engineering Department
          4th Floor City County Building
          Detroit, Mi 48226
     License on display in power plant.






3/16/94

                           EXHIBIT F-6


Tenants Not In Possession


Best of Times       Vacated 1/10/94, but still pays charges.

Woolworth Express   Vacated 12/31/93, but still pays charges.

Scott Gregory       Vacated, but still in possession of lease.


                           EXHIBIT F-7


                        Northland Center

       Revised Required Tenant Improvements Not Completed


Tenant                   Date to be Completed     Comments

Gianni's Men's Wear      August 1994              Remodel

Otto Cripsy Corn         February 1994            Remodel,
                                                  currently under
                                                  construction.

Mrs. Fields              April 1994               Remodel

New York's               February 1994            Expansion,
                                                  delayed due to
                                                  lease language
                                                  negotiations.

Stride Rite              August 1993              Remodel




MZ/ja
4/21/94


                           Exhibit F-8






List of any lease cancellation fees.

          None



                           Exhibit F-9


                          PREPAID RENTS
                        Northland Center




Tenant                                         Amount

Southeastern Oakland County Water Authority    $416.67 mo.

Southfield Police                              $550.00 mo.


                          EXHIBIT F-10


                     PENDING RENT REDUCTIONS
                        NORTHLAND CENTER

Tenant                 Explanation          Effective Date
Father & Son   6% of Gross Sales   1/1/94 - 1/31/94
               and other charges.

Gantos         12% of Gross Sales  2/1/94 - 1/31/96
               and utilities,
               including HVAC
               standby charges.
               Tenant is in
               bankruptcy, short-
               term modification
               to ease cash flow.

Oxford Street  Reduce monnthly     10/1/93 - 9/30/94.
               costs by $6,430.54.

#1 Shoe        $12,000 Annually    5/4/93 - 1/31/96
Service        $17,340 Annually    2/1/96 - 1/31/98
               $19,656 Annually    2/1/98 - 1/31/03

Super Stars    15% of Gross Sales  2/1/94 - 1/31/95



/ja
3/15/94
                          EXHIBIT F-11


                        TENANT ALLOWANCES


Tenant         Tenant Allowance    Amount Paid    Balance

The Avenue     $154,000            $77,000        $77,000

                          Exhibit F-12


                     LEASING PLAN DATA SHEET



1994 RENEWALS



Tenant Name

CODA
DOLCIS
GIANNIS
HOT SAM
MAX'S
DR. MENDELSOHN
SHARKEYS



                     LEASING PLAN DATA SHEET


1995 RENEWALS


Tenants Name

Kerby Koney
Bresler's
Borsetta
Corey's Jewel
Size 5-7-9
Christina
Stevens
Sportsmania
Jarman Shoes
Regal Shoes
Artos
Meyers
CPI Photo

Mall Totals



                     LEASING PLAN DATA SHEET


1996 RENEWALS


Tenant Name

Olga's Kitchen
Original Cookie
Subway
Claire's
Lane Bryant
No Name
Winkelman's
J. Alexander
President
Tuxedo
Sun CLothing
Ties For You
Kinney Shoes
Payless Shoes
Northland Tire
Sunday Best

Mall Totals


                     LEASING PLAN DATA SHEET


1997 RENEWALS


Tenant Name

Wild Pair
Taco Bell
Kaybee Toys
JW
Fredericks
Hi-Line Framing
Younique Kids
Intrigue
Buster-Brown
CVS
Professional Dental
Nathan Jewelry
Amy's Hallmark
Van Dyke's Uptown

Mall Totals


                     LEASING PLAN DATA SHEET


1998 RENEWALS


Tenant Name

Oxford Street
Compagnie Int'l Exp.
Lerner
Nathan Too
Little Caesars
Radio Shack
Craftsman
Journeys
Wilson's
Marianne Plus
Spencer Gifts
Athletic X-Press
U.S. Check Cashing

Mall Totals



                        Northland Center



Tenant         Sapce    Sq. Ft.  Exp. Date     Comments

Dolcis         767     2,759     1997         Landlord has right
                                              to terminate upon
                                              60 days written
                                              notice.



                          Exhibit F-13



Exhibit F      Security Deposits


TENANT                        AMOUNT

Subway                        $ 2080
Cheyenne Enterprises             500
Unique Perfumes & Cosmetics      500
Standard Kiddie Rides            500
Schonoco Sports                  500
Young Jones Jewelry              500
Young Choi Time                  500
Superior Window and Door         500







Exhibit F - 14


All currently due leasing and brokerage commissions or similar fees relating to all Leases and list of any exclusive brokerage agreements or other brokerage agreements in effect with respect to all or any part of the premises.


     None - All leasing for Northland is handled by General
     Growth Management, Inc. inhouse staff and covered by Management Agreement.

                          EXHIBIT F-15


                        NORTHLAND CENTER

Tenant                Understandings not set forth in Lease, but
                        ITL Submitted

Merry Go Round      3/10/94   Name Change from Attivo to
                              Chess King.

Simmons & Clark     9/8/93    HVAC capped at 4% increase during
                              the term of lease.

Yummy Yogurt        3/09/94   Name Change from Yummy Yogurt
                              to Donna's Deli & Frozen Yogurt.
                              Use Clause to include:  Frozen Cokes




/ja
3/15/94
                          EXHIBIT F-16


Any Lease which contains a provision which requires the landlord thereunder to assume obligations to the tenant thereunder with respect to property other than the Premises or to take back, sublet, relet or otherwise be responsible for obligations of a tenant under a lease.

                                   NONE






Exhibit F-17


List of tenants having an option to acquire space in any other building planned, owned or managed by partnership.


     NONE

                          EXHIBIT F-18


List of tenants having any options, rights of first refusal, or other agreements or any kind to purchase or otherwise acquire any interests in the Premises other than rights to lease provided in the Leases.


      NONE


However, Hudson has right to extend.

                                   EXHIBIT G

                                 Major Tenants



     1.   Dayton-Hudson Corporation

     2.   J.C. Penney Company, Inc.

     3.   Kohl's Department Stores, Inc.



DEFS2\298698.1\026883-00605
                                   EXHIBIT H

                     ASSIGNMENT AND ASSUMPTION OF SERVICE
                 CONTRACTS, UTILITY CONTRACTS AND INTANGIBLES



     THIS ASSIGNMENT AND ASSUMPTION OF SERVICE CONTRACTS, UTILITY CONTRACTS AND INTANGIBLES (the "Assignment") made on this _______ day of ____________________, 1994, by and between EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership having an office c/o Midwest Centers, Inc., 388 Greenwich Street, 28th Floor, New York, New York, 10013 (the "Assignor") and THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation having an office at 787 Seventh Avenue, New York, New York, 10019 (the "Assignee");


                             W I T N E S S E T H


     WHEREAS, the Assignor is the owner of a parcel of land located in Oakland County, Michigan described in Schedule 2 attached hereto and made a part hereof (together with buildings, improvements and personal property located thereon and all easements, rights of way, appurtenances, strips, gores and land in the bed of streets adjoining thereto, the "Center") which constitutes a portion of the regional shopping center known as the Northland Shopping Center;

     WHEREAS, Assignor and Assignee have entered into an Agreement dated March 25, 1994, by which Assignee will acquire Assignor's rights in the Center (the "Agreement");

     WHEREAS, in connection with the transfer and conveyance of the Center to
Assignee: (a) Assignor desires to assign its entire right, title and interest in and to the agreements described in Schedule 1 attached hereto and made a part hereof (the "Contracts") and the Intangibles (as defined in the Agreement) to Assignee, and (b) Assignee desires to accept such assignment and to assume and perform all of Assignor's duties, obligations and liabilities under the Contracts and in connection with the Intangibles arising from and after the date hereof.

     NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged:

     1. Assignor hereby assigns, conveys and sets over unto Assignee its entire right, title and interest in, to and under the Contracts and the Intangibles from and after the date hereof, subject to the terms and conditions thereof.

     2. Assignee hereby accepts the foregoing assignment and assumes and agrees to perform all of the duties, obligations and liabilities of Assignor under the Contracts and in connection with the Intangibles, subject to any nonrecourse provisions contained therein from and after the date hereof and subject to the limitations on such duties, obligations and liability of Assignor as set forth therein. Assignee agrees to indemnify and hold harmless Assignor and to defend against any claim, action, suit or proceeding resulting or arising from any obligation of Assignee under the Contracts from and after the date hereof, and Assignor agrees to indemnify and hold harmless Assignee and to defend against any claim, action, suit or proceeding resulting or arising from any obligation of Assignor under the Contracts arising prior to the date hereof. Notwithstanding the foregoing, the assumption and indemnification by Assignee contained in this paragraph are conditioned upon the following:

     (a) Assignee's liability under the assumption and indemnification by Assignee contained in this paragraph shall be limited to Assignee's interest in the Center and in the rent and income derived therefrom, and no other assets of Assignee shall be subject to any action or proceeding for the enforcement of such assumption and indemnification;

     (b) neither Assignee nor its officers, directors, shareholders, agents, and/or affiliates shall, at any time or times hereafter, have any personal liability on account of or arising out of the assumption and indemnification by Assignee contained in this paragraph;

     (c) Assignee shall be released from all liability in connection with the assumption and indemnification by Assignee contained in this paragraph from and after a sale of the Center provided that the purchaser of the Center assumes in writing all of the obligations of the Assignee under the Contracts from and after the date of such sale of the Center which assumption may be limited as set forth herein; provided however that Assignee shall retain all liability to Assignor in connection with the assumption and indemnification by Assignee contained in this paragraph from the date hereof through such sale of the Center.

     3. None of the obligations or liabilities under this Assignment shall run to or be enforceable by any party other than the parties hereto.

     4. Nothing contained in this Assignment is intended to affect the duties, obligations, and liabilities of Assignor and Assignee with respect to the Contracts as set forth in the Agreement, or the representations and warranties of Assignor in the Agreement.

     5. If any provision of this Assignment shall conflict with any provision of the Agreement, the provisions of the Agreement shall govern.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


Signed, sealed and                 THE EQUITABLE LIFE ASSURANCE
delivered in the                   SOCIETY OF THE UNITED STATES
presence of us:

                                   By:  ___________________________

________________________                Name:

________________________                Title:


                                   EQUITABLE REAL ESTATE SHOPPING
                                   CENTERS L.P.


                                   By:  Midwest Centers, Inc.
                                        General Partner

                                   By:  ___________________________

________________________                Name:

________________________                Title:






STATE OF _________  )
                    : ss.:
COUNTY OF ________  )


     The foregoing instrument was acknowledged before me this _____ day of ________, 1994, by _________________, the __________________ of THE EQUITABLE
LIFE ASSURANCE SOCIETY OF THE UNITES STATES, a New York corporation, on behalf of the corporation.


                         ______________________________

                         Notary Public



STATE OF _________  )
                    : ss.:
COUNTY OF ________  )

     The foregoing instrument was acknowledged before me this _____ day of ________, 1994, by _________________, the __________________
of Midwest Centers, Inc., a general partner, on behalf of THE EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership.


                         ______________________________

                         Notary Public









DEFS2\301213.1\026883-00605
                                  EXHIBIT I-1

                  RELEASE AGREEMENT FOR BENEFIT OF EQUITABLE

     THIS RELEASE AGREEMENT is made this ____ day of ________, 1994, by EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership having an office at c/o Midwest Centers Inc., 388 Greenwich Street, 28th Floor, New York, New York 10013 ("Partnership") and MIDWEST CENTERS INC. (formerly known as Shearson ESC/GP, Inc.), the general partner of Partnership (the "General Partner"), for the benefit of THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation having an office at 787 Seventh Avenue, New York, New York 10019 ("Equitable").

                               R E C I T A L S:

     A. Partnership purchased the Northland Shopping Center in Southfield, Michigan ("Northland") and the Brookdale Center in Brooklyn Center, Minnesota ("Brookdale") from Equitable pursuant to that certain Agreement for Purchase and Sale of Real Property (as amended, the "1986 Agreement") dated November 12, 1986 (the "1986 Transaction"). Northland and Brookdale are hereinafter collectively referred to as the "Premises."

     B. As part of the 1986 Transaction, Equitable made two loans (the "Loans") to the Partnership as evidenced by that certain zero coupon first mortgage promissory note (the "Northland Note") made by the Partnership to the order of Equitable and secured by a first mortgage (the "Northland Mortgage") on Northland and the related security documents (collectively, together with the Northland Mortgage, the "Northland Security Documents") and that certain zero coupon first mortgage promissory note (the "Brookdale Note") made by the Partnership to the order of Equitable secured by a first mortgage (the "Brookdale Mortgage") on Brookdale and the related security documents (collectively, together with the Brookdale Mortgage, the "Brookdale Security Documents").

     C. As part of a bona fide debt workout, Partnership desires to convey Northland to Equitable, and Equitable desires to acquire Northland from Partnership in accordance with the terms and conditions set forth in that certain Agreement (the "1994 Agreement") between the Partnership and Equitable dated March 25, 1994 (the "1994 Transaction").

     NOW, THEREFORE, for valuable consideration, the receipt and adequacy of which is hereby acknowledged, Partnership and the General Partner agree as follows:

     1.  Release.

          A. Subject to the exceptions set forth in subparagraph B below, Partnership and the General Partner (collectively, "Releasors") hereby release and forever discharge Equitable and its present and former officers, directors, shareholders, employees, agents, attorneys, successors, assigns, and loan participants (collectively, "Releasees") of and from any and all claims, causes of action, suits, debts, sums of money, accounts, reckonings, bonds, bills, specialties, proceedings, contracts, rights, covenants, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, and demands, whatsoever, in law, admiralty or equity, known or unknown, now existing or which may hereafter arise as a result of facts existing as of the date of this Agreement, which against the Releasees, the Releasors, Releasors' heirs, executors, administrators, successors and assigns ever had, now have or hereafter can, shall or may have for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of the world to the day of the date of this Release pertaining to, arising out of or in any way connected with the 1986 Transaction, the Loans, or the Premises (collectively, the "Claims").

          B. The release set forth in subparagraph A above shall not apply to any of the following:

               (1) the obligations, if any, under the 1994 Agreement and/or the documents executed and delivered pursuant thereto which pursuant to the terms thereof are intended to survive the closing of the 1994 Transaction,

               (2) the obligations of Partnership under any and all loan documents pertaining to the Brookdale Note, the Brookdale Mortgage, or the other Brookdale Security Documents, as each has been amended,

               (3) the right, if any, to bring any cross claim and/or claim for contribution or indemnity in the event that an action is brought against Partnership or the General Partner by any Unaffiliated Third Party (as hereinafter defined). Notwithstanding the above, a derivative action brought in the name of the Partnership against the General Partner, pursuant to Delaware Code 17.1001, by a limited partner of the Partnership other than an Affiliated Third Party shall be an action which will also allow the General Partner to bring an action against the Releasees for a cross claim and/or a claim for indemnity or contribution. As used herein, an "Affiliated Third Party" shall mean the Partnership, the General Partner, Lehman Brothers, Inc., Shearson Lehman Brothers, Inc. or any entity controlling, controlled by, or under common control with, the Partnership, the General Partner, Lehman Brother, Inc., or Shearson Lehman Brothers, Inc. at any time from and after December 30, 1986 or any officer, director, or employee of any of the foregoing. An "Unaffiliated Third Party" shall mean any person or entity other than an Affiliated Third Party.

          C. Partnership and the General Partner hereby agree (i) neither Partnership nor the General Partner will pursue against Releasees any claims arising out of facts existing as of the date of this Agreement except as permitted hereunder, (ii) that neither Partnership nor the General Partner will encourage or solicit whatsoever any limited partner of Partnership or other person to initiate any claim against Releasees, and (iii) that, notwithstanding anything contained in this Agreement to the contrary, neither Partnership nor the General Partner shall be precluded from asserting cross claims and/or claims for contribution or indemnity against Releasees in the event that an action is brought against either Partnership or the General Partner by any Unaffiliated Third Party. Notwithstanding the above, a derivative action brought in the name of the Partnership against the General Partner, pursuant to Delaware Code 17.1001, by a limited partner of the Partnership other than an Affiliated Third Party shall be an action which will also allow the General Partner to bring an action against the Releasees for a cross claim and/or a claim for indemnity or contribution.

     2. No Admission of Liability or Waiver. It is understood that this Agreement does not constitute an admission of liability on the part of any party or a waiver of any defenses, including without limitation the statute of limitations. This Agreement shall not constitute a reaffirmation of any representations or warranties and is intended to be a release and shall in no way be construed to increase or extend the liability of any party.

     3. Authority. Partnership and the General Partner each represents and warrants for itself that it has the right and authority to execute this Agreement; and neither of them has sold, assigned, transferred, conveyed or otherwise disposed of any of the Claims.

     4. Voluntary Agreement. Partnership and the General Partner each have read and understood this Agreement, have had an opportunity to consult with counsel and have entered into it freely and voluntarily.

     5. Amendment. Partnership and the General Partner each agree that this Agreement may not be altered, amended, modified, or otherwise changed, except by a duly executed written agreement among Partnership, the General Partner and Equitable.

     6. Governing Law. Partnership and the General Partner acknowledge and agree that the validity, performance, interpretation and terms of this Agreement are subject to and shall be governed by the laws of the State of New York.

     7. Successors. This Agreement shall be binding upon Partnership and the General Partner, and their respective successors and assigns and shall inure to the benefit of their respective successors and assigns.


     8. Captions. Captions to sections of this Agreement have been provided solely for the sake of convenient reference and are entirely without substantive effect.


     IN WITNESS WHEREOF, Partnership and the General Partner have caused this Agreement to be executed on the day and year first above written.


                              EQUITABLE REAL ESTATE SHOPPING
                                CENTERS L.P.
                                a Delaware limited partnership

                              By:  Midwest Centers Inc. (formerly
                                   known as Shearson ESC/GP Inc.),
                                   general partner

                                   By:_____________________________
                                        Name: _____________________
                                        Title: ____________________
                                        Date:_________________________


                              MIDWEST CENTERS INC. (formerly
known as Shearson ESC/GP Inc.)

                              By:_____________________________
                                   Name: _____________________
                                   Title: ____________________
                              Date:_________________________




STATE OF _________  )
                    : ss.:
COUNTY OF ________  )

     The foregoing instrument was acknowledged before me this _____ day of _____, 1994, by _________________, the __________________
of Midwest Centers, Inc., a general partner, on behalf of THE EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership.


                         ______________________________

                         Notary Public


STATE OF _________  )
                    : ss.:
COUNTY OF ________  )

     The foregoing instrument was acknowledged before me this _____ day of _____, 1994, by _________________, the __________________
of Midwest Centers, Inc., a ________ corporation, on behalf of the corporation.


                         ______________________________

                         Notary Public



                                  EXHIBIT I-2

                       RELEASE AGREEMENT FOR BENEFIT OF
                        PARTNERSHIP AND GENERAL PARTNER

     THIS RELEASE AGREEMENT is made this ____ day of ________, 1994, by THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation having an office at 787 Seventh Avenue, New York, New York 10019 ("Equitable"), for the benefit of EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership having an office at c/o Midwest Centers Inc., 388 Greenwich Street, 28th Floor, New York, New York 10013 ("Partnership") and MIDWEST CENTERS INC. (formerly known as Shearson ESC/GP, Inc.) having an office at 388 Greenwich Street, 28th Floor, New York, New York 10013 ("General Partner").

                               R E C I T A L S:

     A. Partnership purchased the Northland Shopping Center in Southfield, Michigan ("Northland") and the Brookdale Center in Brooklyn Center, Minnesota ("Brookdale") from Equitable pursuant to that certain Agreement for Purchase and Sale of Real Property (as amended, the "1986 Agreement") dated November 12, 1986 (the "1986 Transaction"). Northland and Brookdale are hereinafter collectively referred to as the "Premises."

     B. As part of the 1986 Transaction, Equitable made two loans (the "Loans") to the Partnership as evidenced by that certain zero coupon first mortgage promissory note (the "Northland Note") made by the Partnership to the order of Equitable and secured by a first mortgage (the "Northland Mortgage") on Northland and the related security documents (collectively, together with the Northland Mortgage, the "Northland Security Documents") and that certain zero coupon first mortgage promissory note (the "Brookdale Note") made by the Partnership to the order of Equitable secured by a first mortgage (the "Brookdale Mortgage") on Brookdale and the related security documents (collectively, together with the Brookdale Mortgage, the "Brookdale Security Documents").

     C. As part of a bona fide debt workout, Partnership desires to convey Northland to Equitable, and Equitable desires to acquire Northland from Partnership in accordance with the terms and conditions set forth in that certain Agreement (the "1994 Agreement") between the Partnership and Equitable dated March 25, 1994 (the "1994 Transaction").

     NOW, THEREFORE, for valuable consideration, the receipt and adequacy of which is hereby acknowledged, Equitable agrees as follows:

     1.  Release.

          A. Subject to the exceptions set forth in subparagraph B below, Equitable hereby releases and forever discharges Partnership and the General Partner and their respective present and former officers, directors, employees, agents, attorneys, successors, and assigns (collectively, "Releasees") of and from any and all claims, causes of action, suits, debts, sums of money, accounts, reckonings, bonds, bills, specialties, proceedings, contracts, rights, covenants, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, and demands, whatsoever, in law, admiralty or equity, known or unknown, now existing or which may hereafter arise as a result of facts existing as of the date of this Agreement, which against the Releasees, Equitable, Equitable's heirs, executors, administrators, successors and assigns ever had, now have or hereafter can, shall or may have for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of the world to the day of the date of this Release pertaining to, arising out of, or in any way connected with the 1986 Transaction, the Loans, or the Premises (collectively, the "Claims").

          B. The release set forth in subparagraph A above shall not apply to any of the following:

               (1) the obligations, if any, under the 1994 Agreement and/or the documents executed and delivered pursuant thereto which pursuant to the terms thereof are intended to survive the closing of the 1994 Transaction,

               (2) the obligations of Partnership under any and all loan documents pertaining to the Brookdale Note, the Brookdale Mortgage, or the other Brookdale Security Documents, as each has been amended,

               (3) the right, if any, to bring any cross claim in the event that an action is brought against Equitable by any Unaffiliated Third Party (as hereinafter defined). As used herein, an "Unaffiliated Third Party" shall mean any person or entity other than Equitable or any entity controlling, controlled by, or under common control with, Equitable at any time from and after December 30, 1986.

          C. Equitable hereby agrees (i) that it will not pursue against the Releasees any claims arising out of facts existing as of the date of this Agreement except as permitted hereunder, and (ii) that, notwithstanding anything contained in this Agreement to the contrary, Equitable shall not be precluded from asserting cross claims and/or claims for contribution or indemnity against Releasees or anyone affiliated therewith in the event that an action is brought against Equitable by any Unaffiliated Third Party.

     2. No Admission of Liability or Waiver. It is understood that this Agreement does not constitute an admission of liability on the part of any party or a waiver of any defenses, including without limitation the statute of limitations. This Agreement shall not constitute a reaffirmation of any representations or warranties and is intended to be a release and shall in no way be construed to increase or extend the liability of any party.

     3. Authority. Equitable represents and warrants that it has the right and authority to execute this Agreement; and it has not sold, assigned, transferred, conveyed or otherwise disposed of any of the Claims.

     4. Voluntary Agreement. Equitable has read and understood this Agreement, has had an opportunity to consult with counsel and has entered into it freely and voluntarily.

     5. Amendment. Equitable agrees that this Agreement may not be altered, amended, modified, or otherwise changed, except by a duly executed written agreement among Equitable, Partnership, and the General Partner.

     6. Governing Law. Equitable acknowledges and agrees that the validity, performance, interpretation and terms of this Agreement are subject to and shall be governed by the laws of the State of New York.

     7. Successors. This Agreement shall be binding upon Equitable and its successors and assigns and shall inure to the benefit of its successors and assigns.


                    [THIS PAGE IS INTENTIONALLY LEFT BLANK]

    8. Captions. Captions to sections of this Agreement have been provided solely for the sake of convenient reference and are entirely without substantive effect.


     IN WITNESS WHEREOF, Equitable has caused this Agreement to be executed as of the day and year first above written.


                              THE EQUITABLE LIFE ASSURANCE SOCIETY
                                OF THE UNITED STATES
                                a New York corporation

                              By:_________________________________
                                   Name: _________________________
                                   Title: ________________________

Date:______________________________


STATE OF _________  )
                    : ss.:
COUNTY OF ________  )


     The foregoing instrument was acknowledged before me this ____ day of _____, 1994, by _________________, a __________________ of THE EQUITABLE LIFE
ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation, on behalf of the corporation.


                         ______________________________

                         Notary Public



DEFS2\296505.7\026883-00605

                EXHIBIT J


           INSURANCE SCHEDULE

1. List of all insurance policies presently affording coverage with respect to the Premises indicating the expiration dates of such policies.

2.          List of any notice which has been received from  any insurance carrier requiring the performance of any work or repairs or claiming any defects or deficiencies in the Premises, which has not been complied with or will not be complied with prior to
            Closing.
J           Insurance Schedule

            List of all insurance policies presently affording coverage with respect to the Premises indicating the expiration dates of such policies.
Northland Insurance Carrier

Liability                           Expiration Date:      August 5, 1994
Cinga Insurance
P.O. Box 5056
Southfield, Michigan  48086-5013

Workers Comp.                       Expiration Date:      September 1, 1994
CNA Insurance
400 Galleria Officentre
Suite 300
P.O. Box 5159
Southfield, MI  48086-5159

      NORTHLAND INSURANCE COVERAGES


          AS OF APRIL 19, 1994

I.      PROPERTY INSURANCE

        Northland is insured under a Master All-Risk Property Insurance policy covering all of Lehman Brothers Inc. investment properties. The policy provides coverage for Real and Personal Property, including Property of Others in our Care, Custody and control, Business Interruption, Extra Expense, Retail Value and Loss of Rents.

        The Limits of Liability are:

        $135,000,000 Blanket - All Risk including, Flood & Earthquake covering Real and Personal Property.

        $100,000,000 Sublimit - Per Occurrence and Annual Aggregate applying to Flood & Earthquake (All other States - excluding California)

        $15,000,000 Sublimit - Per occurrence and Annual Aggregate applying to California Earthquake.

        DEDUCTIBLES:       $ 5,000 Per Occurrence
                           $25,000 Per Occurrence Earthquake
                           (other than California)
                           5% of Building Values Deductible
                           For California Earthquake
                           Subject to a $250,000 minimum


II.     GENERAL LIABILITY

        Northland is insured under a Master Comprehensive General Liability Insurance Policy covering all of Lehman Brothers, Inc. operations. The policy has a $1,000,000 per Occurrence Combined Single Limit and a General Aggregate limit (other than Completed Operations) of $2,000,000. The policy provides among other items:

                       Hired a Non-Owned Car Coverage
                       Contractual Liability
                       Personal & Advertising Injury
                       Incidental Medical Malpractice
                       Additional Insured Managing Agent



      NORTHLAND INSURANCE COVERAGES


          AS OF APRIL 19, 1994

III.    AUTOMOBILE LIABILITY

        Primary Automobile Liability insurance is provided under policy insured in the name of Equitable Real Estate Shopping Centers, L.P. covering both the Northland and Brookdale Vehicles. This policy provides a $1,000,000 CSL for Bodily Injury and Property Damage.


IV.     UMBRELLA LIABILITY

        To provide higher Liability limits, Lehman Brothers, Inc. has purchased Umbrella & Excess policies providing $50,000,000 liability limits.

        Both the General Liability and Auto Liability contracts are on the schedule of underlying insurance.

	                  PROPERTY AND LIABILITY                      SLNDIM04
                                                                10/13/93
       EQUITABLE REAL ESTATE SHOPPING CENTERS L.P.              (CA427..CL453)

                      SHEARSON ESC/GP INC.






                                   Building

                                   Personal
Annual

Building                              Property
Rents

- ---------                             --------
- -------

NORTHLAND SHOPPING CENTER
21500 Northwestern Hwy &
$93,052,000                           incl.
$17,200,000
Greenfield Road
Southfield, MI


Area                                  Construction

- ----                                  ------------


213,627                               Non-Combustible

                                   Sprinklered









                                        BRUNSWICK COMPANIES
                                        2857 Riviera Drive . Fairlawn, Ohio
44333
                                        216/864-8800 . Fax 216/864-8661


                                          PLEASE USE THE ATTACHED CERTIFICATE
OF INSURANCE
                                          AS EVIDENCE OF COVERAGE, WHENEVER
NECESSARY.

                                          THANK YOU,

                                          ALYSON A. LARSON









              J           Insurance Schedule

                          List of any notice which has been received from any
insurance
                          carrier requiring the performance of any work or
repairs or
                          claiming any defects or deficiencies in the
Premises, which has not
                          been complied with or will not be complied with
prior to closing.





  RECOMMENDATIONS RESUBMITTED BY CIGNA


        NORTHLAND SHOPPING CENTER

             SOUTHFIELD, MI

              JULY 30, 1993


          UPDATE MARCH 14, 1994


91-03                     (Revised 06-92) Low water level and critical
temperature alarms are
                          scheduled to be installed in September 1993.

          Installed February 15, 1994.
August 23, 1993



Mr. Glenn F. Grace, C.F.P.S.
Senior Fire Protection Specialist
Loss Control Survey
Cigna Property and Casualty Companies
600 E. Las Colinas Blvd., Suite 1020
Irving, TX  75039

Re:           Shearson Lehman Brothers
              Policy No.:                          MAU D25795246
              Location:                            Northland Shopping Center,
Southfield, MI

Dear Mr. Grace:

Attached is our response to your July 13 and 14, 1993, inspection of the above property. We have sent copies of our comments to our Asset Manager and Owner Representative.

If you have any questions, please feel free to contact my office.

Respectfully,



Catherine M. O'Malley
General Manager - Northland



CMO/ja
cc:           Greg Gergan, General Growth, w/att.
              Alex Liftis, Equitable Real Estate Investment Management, Inc., w/att.
              Rob Hellman, Shearson Lehman, w/att.





  RECOMMENDATIONS RESUBMITTED BY CIGNA



        NORTHLAND SHOPPING CENTER

             SOUTHFIELD, MI

              July 30, 1993


91-01                     (Revised 06-92) The air conditioning cooling tower
is scheduled for
                          fire protection upgrading in October 1993.  Bids
were solicited and
                          received in July and preliminary piping and exterior
work will
                          commence in mid-August with the remainder to
continue after tower
                          shutdown.

91-03                     (Revised 06-92) Low water level and critical
temperature alarms are
                          scheduled to be installed in September 1993.

92-01                     A five-year plan has been implemented and sectional
installation
                          will be accomplished throughout the secondary
storage areas to
                          comply with State and Local Codes.  The lower level
areas in
                          Building "E" are scheduled for sprinkler
installation in September
                          1993.

92-02                     Letters of direction will be given to the current
tenants of Space
                          #622 (Gifts and Baskets) and Space #479 (Borsetta)
concerning the
                          need to configure the existing fire sprinkler heads.

92-03                     A letter detailing the reporting requirements for
fire suppression
                          system maintenance will be given to all Food Service
Tenants at
                          Northland.  A file will be maintained for each
tenant and
                          discrepancies addressed as needed.

92-04                     A letter detailing the access requirements for
electrical controls
                          and transformers and the storage criteria for
adjoining areas will
                          be given to each applicable tenant.

93-01                     The design criteria to provide 0.19 GPM per sq. ft.
for the remote
                          2,000 sq. ft. will be included in the Tenant
Coordinator's pre-
                          construction brief for new tenant construction.
			  Ms. K. O'Malley
General Growth Center Companies
Northland Center
21500 NW Highway (BC-2)
Southfield, Michigan  48075

RE:           Shearson Lehman Brothers
              Limited Partnership
              Policy No.   :                                   MAU D25795246
              Location      :                                  Northland
Shopping Center, Southfield, Michigan

Dear Ms. O'Malley:

On July 13 and 14, 1993, a visit was made to this shopping center to conduct a survey for underwriting purposes. As a result of the survey, I am enclosing a Loss Control Survey report. The survey report incorporates recommendations that should be brought to the attention of the facility management for their consideration and constructive action.

An exit interview was conducted with Mr. Larry Golden, Operations Director, of the General Growth Center Companies, at which time the recommendations were discussed. I wish to thank Mr. Golden for his help during this survey.

Please inform us of the insured's intended plan of action regarding the recommendations in the next sixty days.

If you or the insured should have any questions concerning these recommendations, please contact me.

Sincerely,



GLENN F. GRACE, C.F.P.S.
Senior Fire Protection Specialist
(214) 869-8644

Account:                  Shearson Lehman Brothers
                          Limited Partnership
Location:                 Northland Shopping Center
                          Southfield, MI

July 30, 1993



             RECOMMENDATIONS


               RESUBMITTED

91-01                     (Revised 06-92)  The air conditioning cooling tower
was constructed
                          with combustible materials.  During nonoperating
periods, the tower
                          is particularly susceptible to damage from a fire.
To reduce the
                          possibility of significant damage from a fire,
serious
                          consideration should be given to the installation of
an automatic
                          sprinkler system for the cooling tower.  The
automatic sprinkler
                          system should be installed in accordance with NFPA
214, Standard on
                          Water Cooling Tower and NFPA 13, Standard for the
installation of
                          Sprinkler Systems.  Plans and specifications should
be submitted to
                          CIGNA Loss Control Services for our review and
comment prior to
                          construction beginning.  (A request for funding has
been submitted
                          for this project.)

91-03                     (Revised 06-92)  The facility's water tower
maintains the water
                          pressure for the sprinkler systems throughout the
complex.  In the
                          event of a fire, it is important that an adequate
supply of water
                          is available from the water tower.  To assure that
the water tower
                          is full and able to supply this critical water
supply, the present
                          alarm system should be extended to monitor low water
level and low
                          temperature conditions of the water tower.  (A
request for funding
                          has been submitted for this project.)

92-01                     To provide for the early detection and control of
fire in a number
                          of basement areas and in smaller areas of the
shopping center,
                          automatic sprinklers should be installed in these
areas Until
                          automatic sprinklers are installed, the combustible
materials
                          stored in these areas should be removed.  The
sprinklers should be
                          installed in accordance with state and local codes
as well NFPA 13,
                          Standard on the Installation of Sprinkler Systems.
(A five year
                          plan has been established to provide sprinklers.
The areas are
                          being maintained free of combustibles.)

92-02                     The suspended ceilings systems and tiles for the
stock areas of
                          Basket and Gifts and Borsetta stores have been
removed.  Without
                          the ceiling system or tiles to collect heat from a
fire, the
                          sprinkler heads for these areas will not operate in
the event of a
                          fire.  To allow for proper operation of the
sprinkler heads, the
                          ceilings should be replaced or the sprinkler heads
should be
                          repositioned closer to the building's roof deck.



Account:                  Shearson Lehman Brothers
                          Limited Partnership
Location:                 Northland Shopping Center
                          Southfield, MI

July 30, 1993


             RECOMMENDATIONS


               (Continued)


92-03                     Now that the Food Court has been operating for more
than six
                          months, the restaurants should be required to supply
a copy of
                          their semi-annual contracts for servicing their
automatically
                          operated fire extinguishing systems.  These systems
should be
                          inspected and serviced at least six month intervals.
This will
                          assure for continued reliability of the
automatically operated fire
                          extinguishing systems for the kitchen commercial
cooking equipment.

92-04                     To permit access to the electrical controls and
transformers
                          throughout stock room areas in the shopping center,
combustible
                          storage near this equipment should be removed.  A
clear space of at
                          least 3 feet should be maintained around this
equipment.

93-01                     The automatic sprinkler protection for all new
retail areas should
                          be hydraulically designed to provide 0.19 GPM per
sq. ft. for the
                          remote 2,000 sq. ft.  The National Fire Codes now
only recommend
                          hydraulically designed sprinkler systems to insure
the design is
                          adequate to protect the hazard.

CERTIFICATE OF INSURANCE

      Date:
==============================================================================


              Producer
This certificate is issued as a matter of .Genatt Associates, Inc.
information only and confers no rights upon .333 New Hyde Park Road the certificate holder. This certificate
.Fourth Floor
does not amend, extend or alter the coverage
.New Hyde Park, NY 11042
afforded by the policies below.


         COMPANIES AFFORDING COVERAGE

Company Letter A INSURANCE COMPANY OF NORTH

             AMERICA (CIGNA)
              Insured
Company Letter B NATIONAL UNION INSURANCE COMPANY

Company Letter C HARTFORD STEAM BOILER INSURANCE

             COMPANY

Company Letter D

Company Letter E
.Lehman Brothers Inc.
.388 Greenwich Street
.New York, NY  10013
==============================================================================
=
COVERAGES
This is to certify that policies of insurance listed below have been issued to the insured named above for the policy period indicated, notwithstanding any requirement, term or condition of any contract or other document with respect to which this certificate may be issued or may pertain, the insurance afforded by the policies described herein is subject to all the TERMS, CLAUSES, EXCLUSIONS, LIMITS AND CONDITIONS OF SUCH POLICIES.
- ------------------------------------------------------------------------------
- -
Co            Type of Insurance
Policy Number                                       Policy Eff
Ltr
                                                  Date
- ------------------------------------------------------------------------------
- -
              GENERAL LIABILITY
RENEWAL OF                                          8/5/93
A             [x] General Liability
D2878336A
              [ ] Claims  [x] Occ.
              [ ] Owners, Cont. Prot.
              [ ]
              [ ]
              AUTOMOBILE LIABILITY
              [ ] Any Auto
              [ ] All Owned Autos
              [ ] Scheduled Autos
              [X] Hired Autos
              [X] Non-owned Autos
              [ ] Garage Liability
              [ ]
RENEWAL OF
B             EXCESS LIABILITY
3086878                                           8/5/93
              [X] Umbrella
              [ ] Other Than Umbrella
C             BOILER & MACHINERY
NY-8572023-0                                        8/5/93
              WORKER'S COMPENSATION
                          And
              EMPLOYERS LIABILITY
A             All Risk/Agreed Amount
MAUD31313697                                        8/5/93


              Replacement Cost

- ------------------------------------------------------------------------------
Policy Exp.                                        Limits
- ------------------------------------------------------------------------------
- -
                                                   General Aggregate
                                                $2,000,000
8/5/94                                             Prod-Comp/Ops Agg
                                                $1,000,000
                                                   Personal & Adv. Injury
                                                $1,000,000
                                                   Each Occurrence
                                                $1,000,000
                                                   Fire Damage (any one fire)
                                                $   50,000
                                                   Medical Expense (one Per)
                                                $    5,000

                                                   CSL
                                                $
                                                   Bodily Injury
                                                   (per person)
                                                $        0
                                                   Bodily Injury
                                                   (per accident)
                                                $        0
                                                   Property
                                                   Damage
                                                $        0
8/5/94                                             Each Occurrence
                                                Aggregate
                                                   $10,000,000
                                                $10,000,000

8/5/94                                             Statutory
                                   $50,000,000 Per Occurrence
                                                   $
                                   (Each Accident)
                                                   $
                                   (Disease-Policy Limit)
                                                   $
                                   (Disease-Each Employee)
8/5/94                                             $135,000,000 PER
OCCURRENCE/INCLUDING BUILDING,
                                                   BUSINESS PERSONAL PROPERTY
& LOSS OF RENTS


==============================================================================
=
DESCRIPTION OF OPERATIONS:
.Location:                              Northland Shopping Center
.                                       21500 Northwestern Hwy & Greenfield
Road
.                                       Southfield, MI  48075

.
- ------------------------------------------------------------------------------
- -
.Certificate Holder #153
Should any of the above described policies be
.Northland Shopping Center
cancelled before the expiration date thereof,
.21500 Northwestern Hwy &
the issuing company will mail 90 days written
.Greenfield Rd.
notice to the certificate holder named to the
.Southfield, MI  48075
left, but failure to mail such notice shall
Attn:  Veronica Hurt
impose no obligation or liability of any kind

upon the company, its agents or representatives.

- ------------------------------------------------

Authorized Representative:

==============================================================================
=


            SCHEDULE OF VEHICLES


 NORTHLAND SHOPPING CENTER, SOUTHFIELD, MN.


               DATE:  10/13/93



1)            1982 FORD CARGO VAN #1FTDE14ESCHB26471

2)            1986 CHEVY PICK-UP #1GCCK24T7GJ127938

3)            1986 FORD PICK-UP #2FTEP26H7GCD64765

4)            1992 ISUZU VAC-TRUCK #JALB4B1K5N7000064

5)            1988 FORD F150 PICK-UP #2FTDF15Y5DCA90359

6)            1992 FORD CROWN VICTORIA #2FACP72W9NX203180

7)            1992 FORD VAC TRUCK #2FDJF37GOCCA29546

8)            1991 FORD PICK-UP #2FT8F36800MCA38732

9)            1989 FORD DUMP TRUCK #1FDPK74PKVA60230

10)           1992 FORD STAKE #2FDHF37Y6NCB11502

11)           1998 FORD WORN VICTORIA #2FACP71W1PX177324

12)           1993 FORD CROWN VICTORIA #2FACP71WSPX177325

13)           1993 FORD CROWN VICTORIA #2FACP71WPX164030

14)           1993 FORD CROWN VICTORIA #2FACP71WPX164031
NAME OF THE INSURED
Shearson Lehman Brothers Limited Partnership

LOCATION SURVEYED
Northland Shopping Center, 21500 Northwestern Highway, Southfield, MI

DATE OF THE SURVEY
                                   SURVEY BY
July 13, 14, 1993
                                   Glen Grace, Senior Fire
Protection Specialist

CONFERRED WITH
Larry Golden, Operations Director & William Bushaw, Special Projects
Coordinator

SPRINKLERS                              AS NEEDED:
YES          NO                        VALVES
93%
                                   Locked and supervised

WATER FLOW ALARMS
Waterflow switches monitored at the location's security center

SUPERVISORY COVERS
Waterflow, low air pressure (DPV), HVAC smoke detectors, control valves

PLANT OPERATIONS
7 days, 2 shifts

WATCHMAN SERVICE
Northland Shopping Center employees

ROUNDS
Hourly, 25 stations, nights

PUBLIC FIRE DEPARTMENT
                                   NOTIFICATION BY
Paid, Town Class 4
                                   Telephone, by security staff

RECORDED SELF-INSPECTIONS
                                   FIRE BRIGADE
Daily and monthly
                                   Evacuation and incipient

IMPAIRMENT NOTIFICATION                                        TAGS USED?  YES
NO                                 PORTABLE FIRE EQUIPMENT
Satisfactory
                                   Adequate

WELDING AND CUTTING                                            TAGS USED?  YES
NO                                 ELECTRICAL EQUIPMENT

Satisfactory
                                   Satisfactory

MAINTENANCE
                                   HOUSEKEEPING
Satisfactory
                                   Satisfactory

COMBUSTION CONTROLS
                                   HIGH PILING (FT.)
Satisfactory
                                   Piled storage to 10 feet

OCCUPANCY
Shopping Center - enclosed mall type


SPECIAL HAZARDS
Commercial Cooking

RECENT CHANGES AND COMMENTS:

CONFERRED WITH: Jim Lind, Mechanical Maintenance Foreman, all with the facility's management company, General Growth/Center Companies, Inc.

SUPERVISORY COVERS:  food court smoke detectors and building intrusion.

TESTING: Testing at the location's consistent of 2 inch drains flows, of inspectors test connection flows, hydrant flow tests and valve tamper switch tests. Satisfactory results were noted. All sprinkler system control valves were found in the open position.

The location's management company has been working to relocate tenants from building section 1. This building section is slatted to become the location of a large tenant.

   SCHEDULE OF YOUR CURRENT INSURANCE

PREPARED FOR:  EQUITABLE REAL ESTATE SHOPPING CENTERS

        c/o LEHMAN BROTHERS INC.

LOCATION:  388 GREENWICH ST. - 28TH FLOOR

           NEW YORK, NY  10013


  A SERVICE OF GENATT ASSOCIATES, INC.


COVERAGE                             AMOUNT                           YRS
                EXPIRES                           COMPANY
                                     OR LIMIT

Commercial                                                            1
                8/5/94                            INA Indemnity
Automobile



POLICY                               PREMIUM                          COMMENTS

NUMBER

H0472477A                            $13,255                          See
Vehicle
                                     Including                        Schedule
Attached
                                     MCCA Assessment





Liability
  Personal Injury
$1,000,000
  Uninsured Motorist
$1,000,000

Hired & non-Owned
Automobile

No Comprehensive
or Collision
Coverage Included

CIGNA Loss Control Services, Inc.


Name of Insured
                   Location Surveyed
             Northland Shopping Center
                                                  Southfield Michigan



             WATER SUPPLIES

2-16 inch connection to a 36 inch CWM in Greenfield Road


              TEST RESULTS

G.P.M.                 Flow Location                                  Static
                Resid.                            Pres. Location
1780                   HE Hyd.                                        65
                54                                ASR 7-5


Tested:
7-14-94 GFG




Fire Pump                  Head             Drive               Auto.
 Suction               Shutoff
Capacity                   Rating                               Man
 Source                Pres.
G.P.M.

None



G.P.M.                  Disc.               R.P.M.              Suct.
 Cond.             Tested:
                        Pres.                                   Pres.

SPECIAL HAZARDS:  No changes to report
PRODUCER
 THIS CERTIFICATION IS ISSUED AS A MATTER OF

 INFORMATION ONLY AND CONFERS NO RIGHTS UPON
Brunswick Companies
 THE CERTIFICATE HOLDER.  THIS CERTIFICATE
P.O. Box 28
 DOES NOT AMEND, EXTEND OR ALTER THE COVERAGE
Akron, OH  44309
 AFFORDED BY THE POLICIES BELOW.

INSURED
 COMPANIES AFFORDING COVERAGE

General Growth
 COMPANY               CNA INSURANCE COMPANIES

Properties
                       A
215 KEO Way
 LETTER


Des Moines, IA  50306
 COMPANY               B

 LETTER


 COMPANY               C

 LETTER


 COMPANY               D

 LETTER


 COMPANY               E

 LETTER
COVERAGES:
                        THIS IS CERTIFY THAT THE POLICIES OF INSURANCE LISTED BELOW HAVE
                        BEEN ISSUED TO THE INSURED NAMED ABOVE FOR THE POLICY PERIOD
                        INDICATED,NOTWITHSTANDING ANY REQUIREMENT, TERM OR CONDITION OF ANY
                        CONTRACT ORO THER DOCUMENT WITH RESPECT TO WHICH THIS CERTIFICATE
                        MAY BE ISSUED OR MAY PERTAIN, THE INSURANCE AFFORDED BY THE POLICIES
                        DESCRIBED HEREIN IS SUBJECT TO ALL THE TERMS, EXCLUSIONS AND
                        CONDITIONS OF SUCH POLICIES, LIMITS SHOWN MAY HAVE BEEN REDUCED BY
                        PAID CLAIMS.

CO
 POLICY                             POLICY                    POLICY
LTR                        TYPE OF INSURANCE
 NUMBER                             EFFECTIVE                 EXPIRATION

                           General Liability
                           Commercial General Liability
                           Claims Made                          Occur.
                           Owner's & Contractor's Prot.

                           __________________________

A                          AUTOMOBILE LIABILITY
 BUA002515933                       09/01/93                  09/01/94
                           _X_              Any Auto
                           ___              All Owned Autos
                           ___              Scheduled Autos
                           ___              Hired Autos
                           ___              Non-Owned Autos
                           ___              Garage Liability

                           EXCESS LIABILITY
                                            Umbrella Form
                                            Other Than Umbrella Form
                           WORKER's COMPENSATION AND
                           EMPLOYERS' LIABILITY

                           OTHER

LIMITS
General Aggregate
 $
Products-Comp/Op Agg.
 $
Personal & Adv. Injury
 $
Each Occurrence
 $
Fire Damage (any one fire)
 $
Med. Exp. (any one person)
 $
Combined Single Limit
 $ 1,000,000
Bodily Injury (Per person)
 $
Bodily Injury (Per accident)
 $
Property Damage
 $
Each Occurrence
 $
Aggregate
 $

STATUTORY LIMITS
Each Accident
 $
Disease-Policy Limit
 $
Disease-Each Employee
 $

DESCRIPTION OF OPERATIONS/LOCATIONS/VEHICLES/SPECIAL ITEMS
Includes:  Michigan no fault coverages
Applies to all owned or lease vehicles of General Growth Management, Inc.

CERTIFICATE HOLDER:
                        TO WHOM IT MAY CONCERN

CANCELLATION

                        Should any of the above described policies be cancelled before the expiration date thereof, the issuing company will endeavor to mail
                        __ days written notice to the certificate holder named to the left, but failure to mail such notice shall impose no obligation or liability of any kind upon the company, its agents or representatives.

__________________________________________________________
Authorized Representative



                            EXHIBIT K

                        SERVICE CONTRACTS


1. The schedule of all oral or written contracts (including any purchase orders) affecting the Premises, including service, maintenance, equipment, security, employment, supply and management contracts, including any modifications or amendments thereto.

2.   Any monetary or material non-monetary defaults thereunder.

3. List of any written notice of any actual or asserted default thereunder.

4. List of any contracts which cannot be terminated without cost or expense to Equitable on thirty (30) days notice.





Exhibit K      Service Contracts

The schedule of all oral or written contracts (including any purchase orders) affecting the Premises, including service, maintenance, equipment, security, employment, supply and management contracts, including any modifications or amendments thereto.


VENDOR
Belfrey & Johnston
Carrier
Complete Meter Service
Core Electric
Core Electric
Core Electric
D.J. McConnell
Forster & Soule
Hugo Solomon
Hugo Solomon
Metro Sewer
Mortz Brothers
Mortz Brothers
Mortz Brothers
Mortz Brothers
Mueller & Carnago
Reynolds Televator
Vulcanmasters Welding
Vulcanmasters Welding
Vulcanmasters Welding
Vulcanmasters Welding
Vulcanmasters Welding
Wolf-Wineman
Wolf-Wineman
Four-Star Greenhouse
Leonetti Painting Co.
Tri-State Environmental



JOB DESCRIPTION
Install Partitions
Leak Check/Repair R-11 Storage
Meter Verification
Replace #1 Sanitary Pump and Cooling System
Overhaul #2 Sanitary Pump
Repair Drainage Pump Motor
Repair ACNT #2
Winter Maintenance Chiller Motors
Re-Key Spaces
Re-Key Space
Punch Sewer Lines
Repair Ventilation Ducting
Rebuild #1 Air Compressor
Rebuild #2 Air Compressor
Pressure Test R-11 Transfer Heater
Repair Cooling Tower Fill Line
Check and Repair Televator
Install Fume Tight Door in Sanitary Room
Install Access to Lower Level Sanitary
Install Hatch Retaining Device
Fabricate Water Tight Motor Covers
Fabricate Stairway to Lower Level Sanitary
Verification of Water Meters
Update Water System/Provide Cad Drawing
Spring Planting
Arcard #6 & South "J" Fascia
Hydraulic Lift Replacement



WORK ORDER #         FUNDS OBLIGATED
18722                $280.00
18630                $3,500.00
10044                $1,600.00
10031                $27,366.96
18641                $13,718.00
18635                $1,600.00
18723                $750.00
2466                 $10,190.00
18719                $388.78
10042                $81.80
18646                $625.00
18624                $1,250.00
18633                $4,879.00
18632                $4,879.00
18634                $500.00
18628                $4,000.00
2405                 $2,020.00
18636                $1,259.00
18639                $1,394.00
18640                $80.40
18637                $3,536.32
18638                $3,836.00
18644                $2,000.00
18629                $4,750.00
Memo of 2/14/94      $43,154.00
18728                $5,955.00
18764                $13,000.00

Total                $156,593.26

  REVISED MAINTENANCE AND SERVICE CONTRACTS LIST AS OF 4/21/94

Company                                           Expiration Date

The Following contracts have 30 day cancellation clause:

3M Advertising                                    07/30/97
Premier Pest Control, Inc.                        03/31/95
American Photocopy                                06/01/95
Betz/Entec Water Services                         12/01/95
Camtronics                                        12/31/94
Carrier Maintenance Services                      01/01/97
Cellular One                                      02/01/97
Central Utilities Account                         10/01/94
Cintas Uniforms                                   04/01/94
City Environmental                                01/01/95
CMS Gas Marketing                                 09/27/94
Copy Duplicating Systems Services                 06/01/95
Custom Coffee Service                             01/01/95
J & J Clean & Clear Window Maintenance            07/31/94
Jax Car Wash                                      06/15/94
Kellermeyer Building Services                     06/30/95
Michigan Business Systems                         04/01/95
Otis Elevator Service                             01/01/94
Rocket Enterprises                                02/14/95
Roman Gardens                                     11/01/94
Thorn Automated Systems                           01/31/95
D & B Landscaping                                 09/30/94

The following contract has an early termination penalty:

Xeros 5350 (Management Office                     12/01/95

      Penalty for early termination $2,600.



Management Agreement dated December 30, 1986, between Equitable
Real Estate Shopping Centers, L.P., as owner, and Center
Management Venture (now known as General Growth Management,
Inc.), as manager.

/ja

Subject:  Leased Equipment

     EQUIPMENT                LEASE EXPIRATION

FORD CROWN VICTORIA 1992

     VIN#2FACP72W9NX203180         10/31/94

FORD CROWN VICTORIA 1993

     VIN#2FACP71W3PX177325         5/31/95

FORD CROWN VICTORIA 1993

     VIN#2FACP71W1PX177324         5/31/95

FORD CROWN VICTORIA 1993

     VIN#2FACP71WXPX184031         5/31/95

FORD CROWN VICTORIA 1993

     VIN#2FACP71W8PX184030         5/31/95

FORD F350 (STAKE BODY) 1992

     VIN#2FDHF37Y8NCB111602        5/30/97

FORD F350 4X4 PICKUP 1994

     VIN#2FTHF36H5RCA46414         3/1/99

ISUZU VACUUM TRUCK 1992

     VIN#JALB4B1KSN7000064         5/1/95

FORD F350 4X4 PICKUP 1991

     VIN#2FT8F368OMCA38732         11/1/94

FORD F700 DIESEL DUMP TRUCK 1989

     VIN#2FDPK74PKVA60230          10/8/94

FORD LAWN TRACTOR 1994

     SERIAL #TB10847               12/1/97

KUBOTA LAWN TRACTOR 1990

     SERIAL #B155OHSD              7/1/94

HYDRO-MAX SCRUBBER/RETRIEVER

     SERIAL #B155OHSD              12/30/94

MINOLTA COPIER (MOD #13562)        6/30/95

XEROX COPIER (MOD. #5034)          3/31/96

XEROX COPIER (MOD. #5050 AST)      9/23/96

MERLIN LEGEND TELEPHONE SYSTEM     11/30/96

Exhibit K      Service Contracts


Any monetary or material non-monetary defaults thereunder list of any written notice of any actual or asserted default thereunder.

     NONE

Exhibit K      Service Contracts


List of any written notice of any actual or asserted default thereunder.

     None


Exhibit K      Service Contracts


List of any contracts which cannot be terminated without cost or expense to Equitable on thirty (30) days notice.


                        SERVICE CONTRACTS
                        NORTHLAND CENTER



Contract             Cost of Termination       Comments

Xerox 5350               $2,600              Terminate Lease
                                             agreement early.



                                   EXHIBIT L


                              CITY OF SOUTHFIELD
                           1993 City and School Tax


          Assessed Valuation       State Equalized Valuation

BLDG       94,850                  94,850
LAND      104,800                  104,800
TOTAL     199,650                  199,650


                                                  City Tax

0001405027A12231252436476023       2436-476-023   3257.75
                                                  County School
                                                  422.64
                                                  Partial School
                                                  9835.42
                                                  Administration
                                                  135.16
                                                  Miscellaneous
                                                  399.30
                                                  A
                                                  Total Taxes
                                                  14050.27

21125 Greenfield Rd
T1N, R10E, SEC 36
Northland Center Sub No. 2
Lot 10

Refund Made

Equitable Life Assur Soc
c/o 400 S. Highway 169 800
Minneapolis, MN  55426


                              CITY OF SOUTHFIELD
                           1993 City and School Tax


          Assessed Valuation       State Equalized Valuation

BLDG            0                       0
LAND       53,500                  53,500
TOTAL      53,500                  53,500


                                                  City Tax

0000376504A122306S2436476015       2436-476-015   872.98
                                                  County School
                                                  113.25
                                                  Partial School
                                                  2635.59
                                                  Administration
                                                  36.22
                                                  Miscellaneous
                                                  107.00
                                                  A
                                                  Total Taxes
                                                  3765.04

Northwestern Hwy
T1N, R10E, SEC 36 564I
Section 36
Part of the SE 1/4 of the SE
1/4-See Property Card for
Bal of Desc-                  3.529A


Shopping Centers Inc.
c/o Dave Mouck B 112
777 Nicollet Mall
Minneapolis, MN  55402

400



                              CITY OF SOUTHFIELD
                           1993 City and School Tax


          Assessed Valuation       State Equalized Valuation

TOTAL     535,550                  535,550


                                                  City Tax

0003768905A202448S9962057000       9962057000     8738.73
                                                  County School
                                                  1133.71
                                                  Partial School
                                                  26382.96
                                                  Administration
                                                  362.55
                                                  Miscellaneous
                                                  1071.10
                                                  A
                                                  Total Taxes
                                                  37689.05

BC-2
Northland Center
                         F307T I36W
PERSONAL PROPERTY TAX

General Growth Center
Companies Inc.
Suite 800
400 South Hwy 169
Minneapolis, MN  55426



                              CITY OF SOUTHFIELD
                           1993 City and School Tax


          Assessed Valuation       State Equalized Valuation

BLDG      18,376,500               18,376,500
LAND      12,216,050               21,216,050
TOTAL     30,592,550               30,592,550


                                                  City Tax

0215293465A122313S2436476024       2436-476-024   499187.82
                                                  County School
                                                  64761.37
                                                  Partial School
                                                  1507089.97
                                                  Administration
                                                  20710.39
                                                  Miscellaneous
                                                  61165.10
                                                  A
                                                  Total Taxes
                                                  2152934.65

21125 Greenfield Rd
T1N, R10E, SEC 36
Northland Center Sub No. 1
Platted Joseph J. Hudson Dr. &
Providence Dr, Also
That, Unplatted part of



Equitable Life Assur Soc
c/o 400 S. Highway 169 800
Minneapolis, MN  55426

                              EXHIBIT M

                       Utilities Agreements






M        Utility Agreements

         Schedule of all written agreements by which gas, electricity, water, steam heat, oil or other utilities service the Premises, including all
         modifications or amendments.

                  Attached

         List of defaults thereunder

                  None
                                                               NORTHLAND
CENTER
                                                  SCHEDULE OF ALL WRITTEN
UTILITY AGREEMENTS



CMS GAS MARKETING
                                                 Exp:  9/27/94

THE DETROIT EDISON CO.
We are attaching a copy of the Electricity Resale Audit dated May 26, 1993, which was performed by Central Utilities Accounting for Detroit Edison in accordance with Standard Contract, Rider #4- Resale of Service which is dated September 29, 1978.

May 26, 1993

The Detroit Edison Company
2000 Second Avenue
Room 1232 WCB
Detroit, Michigan  48226

                                                                         Re:
  Resale Audit

  Northland Center

  Southfield, Michigan 48075

Attn:  Mr. Mike McCabee

Dear Mr. McCabee:

On May 26, 1993 we completed the examination of the billing and meter records for your resale customer Northland Center in accordance with your Standard Contract Rider #4 - Resale of Service which is dated September 29, 1978. This examination covered the period from December 15, 1991 through December 16, 1992. The records of 159 bills were examined.

The scope of the audit covered the following topics:

A.       Determination that all meters are read monthly.

B.       Verification of mathematical accuracy of monthly billings.

C.       Determination that billings for partial months are prorated.

D.       Verification of correct application of all surcharges.

E. Verification of correct application and accuracy of sales and users taxes.

F.       Determination that all accounts are billed on the appropriate rates.

G. Determination that meter records are being maintained and that the meters are being tested as required by MPSC directives.

H. Determination that the tenant bills are adjusted for over billings caused by mis-read meters, malfunctioning meters, billing errors and mis-application of rates, and sur-charges.

I. Verification of the total quantity of KWH billed to tenants at the Proper
         Rates during the period covered the audit. (Master audit spread sheets attached).
Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 12/15/91 to 01/15/92
Tenant                              KWH
TENANT                              0
J. L. Hudsons                       848,000
MUSICLAND                           5,410
ELIAS BROTHERS                      58,760
RECORD TOWN                         2,800
SPORTELLE                           1,267
FUTURE SUPERSTARS                   1,910
NEW YORK FRIES                      3,472
SBARRO                              8,922
SUBWAY                              3,754
IMPERIAL SPORTS                     3,550
ORIGINAL COOKIE                     8,628
SIXTEEN PLUS                        8,156
TOTALS                              954,629
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH
DETROIT EDISON RATE INCREASE EFFECTIVE 1-1-92. ALL ACCOUNTS OVER-BILLED WHEN BILLED TOTALLY ON NEW RATE INSTEAD OF BY PRORATION.

Net Bills         Remarks
$0.00             BILLED TENANT
69,256.54         $70434.00  1964KW 534000 OFF
602.04            $612.60
6,446.61          $6564.53
316.11            $321.63
148.16            $150.72
218.61            $222.41
389.72            $396.55
986.78            $1004.13
420.62            $427.98
398.27            $405.24
954.57            $961.58
902.87            $918.74
$81,040.88


Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 01/15/92 to 02/15/92
Tenant                                       KWH
TENANT                                       0
J. L. HUDSONS                                768,000
MCDONALDS                                    11,105
FLAMING WOK                                  7,292
KAY BEE TOYS                                 6,560
OXFORD STREET                                4,800
LEROY'S JEWELRY                              5,020
SHERMAN'S SHOES                              13,170
SPORTSMANIA                                  2,490
KERBY'S KONEY ISLAND                         12,480
D.O.C.                                       7,520
PRESIDENT TUXEDO                             1,810
WILD PAIR                                    1,360
TOTALS                                       841,607
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH

Net Bills         Remarks
$0.00             BILLED TENANT
65,263.56         $65258.00 1825KW 484,000 OFF
1,247.50
822.41
740.81
544.60
569.12
1,477.71          NO METER READS LISTED
287.07
1,400.80
847.83
211.26
161.10
$73,573.76


Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 02/15/92 to 03/15/92
Tenant                     KWH
TENANT                     0
J. L. HUDSONS              730,000
DOLCIS                     4,465
LIMITED                    8,320
KINNEY SHOES               8,640
COMPAGNIE                  18,080
LERNER'S                   15,680
TACO BELL                  9,760
COREY'S                    1,953
NATURALIZER                1,913
HOT STUFF                  4,534
MEYER'S                    7,242
OLGA'S KITCHEN             18,240
TOTALS                     828,827
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH


Net Bills         Remarks
$0.00             BILLED TENANT
65,740.12         $65719.00 1957KW 460,000 OFF
507.25
937.02
972.69
2,025.10
1,757.54
1,097.55
227.20
222.75
514.95
816.84
2,042.94
2,042.94

Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 03/15/92 to 04/15/92
Tenant                              KWH
TENANT                              0
J. L. Hudsons                       835,000
NATHAN TOO                          1,440
MAX'S                               5,100
COTTON ISLAND                       3,650
CIRCUS WORLD                        6,844
JW                                  1,225
FREDERICKS OF HOLLYWOOD             2,640
FOOT QUARTERS                       3,350
LITTLE CAESARS                      22,240
LADY FOOTLOCKER                     3,450
SUSIE'S                             2,601
SIMMONS & CLARK                     3,245
TOTALS                              890,785
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH
THE METER READING DIFFERENCE FOR LADY FOOTLOCKER DOES NOT MATCH THE BILLED
KWH.

Net Bills         Remarks
$0.00             BILLED TENANT
70,408.97         $70410.00  1996KW 526000 OFF PEAK
170.01
578.04
416.40
772.47
146.05
303.79
382.95
2,488.88
394.10            KWH NO MATCH METER READINGS
299.45
371.24
$76,732.34



Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 04/15/92 to 05/15/92
Tenant                     KWH
TENANT                     0
J. L. HUDSONS              813,000
HI LINE                    139
YOUNGNIGUE KIDS            378
REGAL SHOES                2,530
BRESLERS                   7,232
ORANGE JULIUS              2,587
ZOOM                       3,700
HOT SAMS                   4,227
MANHATTAN COOKIES          7,971
SHADES OF GOLD             64
SCOTT GREGORY              14,080
BAKERS                     12,160
TOTALS                     868,068
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH

Net Bills         Remarks
$0.00             BILLED TENANT
69,686.47         $69671.00 2005KW 512,000 OFF PEAK
24.97
51.62
291.53
815.72
297.89
421.97
480.72
898.11
16.61
1,579.17
1,365.11
$75,929.89
Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 05/15/92 to 06/15/92
Tenant                     KWH
TENANT                     0
J. L. HUDSONS              726,000
WINKELMAN'S                25,600
STEVENS                    6,160
J. B. ROBINSON             440
KIDS FOOTLOCKER            3,633
SIZE 5-7-9                 1,396
BORSETTA                   968
DR. MENDELSON              2,880
CHAMPS                     18,240
CARIMAR                    2,134
BEST OF TIMES              3,208
INTRIGUE                   1,831
TOTALS                     792,490
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH
Net Bills         Remarks
$0.00             BILLED TENANT
66,188.16         66202.00 1998KW 458,000 OFF PEAK
2,863.46
696.22
58.53
414.49
165.11
117.40
330.54
2,042.94
247.38
367.11
213.61
$73,704.95

Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 06/15/92 to 07/15/92
Tenant                     KWH
TENANT                     0
J. L. HUDSONS              710,000
ACCENT HAIR SALON          4,663
PAYLESS SHOES              3,544
RADIO SHACK                4,636
US HAIR CARE               2,765
FOOTLOCKER                 8,710
CHRISTINAS                 3,350
DONNA SACS                 3,350
OTTO'S KRISPY KORN         4,060
SNOB SHOP                  2,620
CRAFTSMAN                  1,760
JOURNEY'S                  2,304
TOTALS                     751,762
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH

Net Bills         Remarks
$0.00             BILLED TENANT
65,223.51         65238.00 1975KW 448,000 OFF PEAK
529.32
404.57
526.31
317.73
980.50
382.95
382.95
462.10
301.56
205.68
266.33
$69,983.52

Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 07/15/92 to 08/14/92
Tenant                              KWH
TENANT                              0
J. L. HUDSONS                       774,400
MAN OH MAN                          4,020
SUN CLOTHING                        4,020
IMPERIAL SPORTS                     7,670
NORTHLAND OPTICAL                   1,764
MUSICLAND                           3,120
EVERYTHINGS A DOLLAR                1,440
WILSON'S LEATHER                    2,015
CODA                                8,960
MARIANNE PLUS                       14,880
SUPERSTARS                          6,283
C.V.S.                              10,064
TOTALS                              838,636
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH

Net Bills         Remarks
$0.00             BILLED TENANT
67,296.43         $67296.00 1974KW 546,354 OFF PEAK
457.64
457.64
864.55
206.13                                       $196.60
357.30                                       $347.72
170.01                                       $160.49
234.11
1,008.37
1,668.36
709.92
1,131.45
$74,561.92

Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 08/14/92 to 09/16/92
Tenant                              KWH
TENANT                              0
J. L. HUDSONS                       854,400
SPENCER GIFTS                       4,415
CHANDLER'S                          8,000
KIDS MART                           5,120
J. ALEXANDER                        5,440
AFTERTHOUGHTS                       2,430
NO. 1 SHOE SERVICE                  1,830
VACANCY #634                        1,910
ARTO'S JEWELRY                      2,660
PROFESSOR DENTAL CTR.               9,630
OAK TREE                            5,042
NO NAME                             2,170
TOTALS                              903,047
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH

Net Bills         Remarks
$0.00             BILLED TENANT
71,121.81         $71114.00 1989KW 529,851 OFF PEAK
501.681
901.35
580.27
615.95
280.38
213.49                                       $203.95
222.40
306.02
1,083.07
571.57
251.40
$76,649.39

Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 09/16/92 to 10/16/92
Tenant                              KWH
TENANT                              0
J. L. HUDSONS                       732,800
MRS. FIELDS                         3,593
GOLDEN TOES                         1,584
GENERAL NUTRITION                   1,796
CEST LA VIE                         3,048
LECHTERS                            3,801
MERRY GO ROUND                      5,386
NUN'S BRASS BOOT                       51
TANNERY WEST                        2,857
GIANNIS                             3,551
MORROW NUT HOUSE                      351
SIBLEY SHOES                        4,188
TOTALS                              763,006
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH


Net Bills         Remarks
$0.00             BILLED TENANT
66,543.66         $66547.00 1992KW 437,619 OFF PEAK
410.04
186.07
209.70
349.27
433.22                                       $423.62
609.93
15.16
327.98
405.35
48.61
476.37                                       $466.75
$70,015.36

Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 10/16/92 to 11/16/92
Tenant                              KWH
TENANT                              0
J. L. HUDSONS                       819,200
DEJAIZ                              34,440
WILSON'S                            158
MRS. SIBLEY                         4,829
FATHER & SON                        3,101
STRIDE RITE                         1,822
LA CAPOTE                           857
BUTLER SHOES                        3,249
WOMANS WORLD                        3,010
FOOT ACTION                         3,269
NATHAN'S JEWELRY                    1,845
13 BELOW                            2,402
RENDEZVOUS                          3,488
WALDENBOOKS                         3,109
TIES FOR YOU PLUS                   695
CPI PHOTO FINISH                    5,342
ANNA Z                              1,051
ATHLETIC EXPRESS                    2,883
WOOLWORTH EXPRESS                   8,049
JACK'S PLACE                        9,280
TOTALS                              912,079
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH

Net Bills         Remarks
$0.00             BILLED TENANT
70,198.88         $70199.00 2014KW 497,013 OFF
3,848.98                            $3838.29
27.09
547.83
355.18
212.60
105.02
371.69
345.04
373.91
215.17
277.25
398.33
356.08
86.95
605.02
126.64
330.89
906.81
1,044.05
$80,733.40

Enclosure to CENTRAL UTILITIES ACCOUNTING letter of 05/26/93

NORTHLAND CENTER Tenant Electric Charges from 11/16/92 to 12/16/92
Tenant                              KWH
TENANT                              0
J. L. HUDSONS                       806,400
AMY'S HALLMARK                      5,120
MARIANNE                            32,960
GANTO'S                             15,040
MAX GREEN'S                         10,650
CLAIRE'S BOUTIQUES                  2,360
JARMAN                              3,920
SHIFRIN JEWELERS                    3,472
BUSTER BROWN                        6,000
DR. STEIN                           1,560
LANE BRYANT #1                      10,480
LANE BRYANT #2                      6,200
KOHLS                               76,800
CITY OF SOUTHFIELD                  4,560
TEL-COM CREDIT UNION                38,300
MICHIGAN NATIONAL BANK              1,410
HUDSON'S (ST) 9001                  15,976
GITTLEMAN'S                         13,280
THE TAILOR                          1,700
TOTALS                              1,056,188
DETROIT EDISON Company Fuel Charge for Period --- $+.0000000/KWH
MAX GREEN'S HAD NO METER READINGS, JUST KWH USAGE.


Net Bills         Remarks
$0.00             BILLED TENANT
68,915.43         $68908.00 1965KW 497,013 OFF PEAK
580.27
3,683.98
1,686.19                                     $1676.18
1,196.78                            NO METER READINGS
272.57
446.49
396.54
678.38
183.39
1,177.82                                     $1167.98
700.68                                       $690.98
8,571.43
517.84
4,279.31
166.67                                       $157.14
1,790.54
1,489.98
198.99
$96,933.29

May 26, 1993
Mr. Mike McCabee
Page 2


It was determined that the monthly bills to your customer's tenants were not being rendered in accordance with your rules and regulations as filed with the MPSC. Meters must be read monthly with bills rendered monthly to tenants. Northland Center bills a flat amount montly based on metered usage and reconciles at the end of each year. The billings were computed in accordance with the proper rate schedules.


NOTES:

1) Meters were tested by Instrument Specialties of Troy, Michigan. This office has not seen the results of said tests but we understand that they are available for Detroit Edison inspection upon request.

2) Errors this audit include the overbilling of all tenants for the period 12-15-91 to 1-15-92. The bills were computed all on the new rate effective 1-1-92 instead of being prorated. J.L. Hudson's was billed on the Primary Rate D-6. The demands and Off and On Peak KWH do not appear to be measured for the first 7 months. All other errors are listed in the remarks column of our attached audit work sheets.

3) Some tenants could benefit from the D-4 Rate based on their metered demands and their load factors. These are tenants such as restaurants and larger women's stores. Kohl's and Tel-Com Credit Union are examples.

4) The records of the electric billings were well organized and we appreciate the assistance from management in completing this audit.


EWM/bj
Encls.

cc:  Management

                             Auditor:
                                          Emmett W. Mills Jr.
                                          3106 Ferncliff
                                          Royal Oak, Michigan  48073
                                          Phone (313) 280-1672

                            EXHIBIT N

                      PERMITTED EXCEPTIONS


                                        Commitment No. 82-292617
                                        Revision #3 -
                                        Effective Date:  04/04/94



                     SCHEDULE B - SECTION II
                           EXCEPTIONS


1. The interest of J.C. Penney Properties, Inc., a Delaware corporation, and the covenants, conditions and terms contained in the unrecorded lease between Shopping Centers, Inc., a Michigan corporation, as Lessor, and J.C. Penney Properties, Inc., a Delaware corporation, as Lessee, dated September 22, 1972, as evidenced by Memorandum of Lease dated September 22, 1972, recorded October 26, 1972 in Liber 5970, Page 269, which has been amended by the instruments recorded in Liber 6420, Page 130, in Liber 5509, Page 737 and in Liber 12971, Page 614. The Lessor's interest in said lease now held by Equitable Real Estate Shopping Centers L.P., a Delaware limited partnership, as evidenced by Assignments recorded in Liber 6241, Page 50, in Liber 5241, Pages 656 and 686, in Liber 7203, Page 118 an din Liber 9727, Page 294. Affects a portion of Parcel I and all of Parcels II and III.

2. The interest of Pennsouth Associates, a Connecticut limited partnership, and the terms, covenants and conditions contained in the Ground Lease between J.C. Penney Properties, Inc., a Delaware corporation, as Lessor, and Pennsouth Associates, a Connecticut limited partnership, as Lessee, dated December 20, 1974, as disclosed by Memorandum of Ground Lease dated December 20, 1974, recorded
     January 22, 1975 in Liber 6420, Page 133. Affects Parcels II, III and a portion of Parcel I, except the improvements.

3. The interest of J.C. Penney Company, Inc., a Delaware corporation, and the terms, covenants and conditions contained in the lease between Pennsouth Associates, a Connecticut limited partnership, as Lessor, and J.C. Penney Properties Inc., a Delaware corporation, as Lessee, dated December 20, 1974, as disclosed by Memorandum of Lease dated December 20, 1974, recorded January 22, 1975, in Liber 6420, Page 157. The Lessee's interest now held by J.C. Penney Company, Inc., a Delaware corporation, as evidenced by Assignment dated December 20, 1974, recorded January 22, 1975 in Liber 6420, Page 246. Affects Parcels II, III and a portion of Parcel I.

4. The effect of any failure to have complied with terms, covenants and conditions of the lease between The National Life and Accident Insurance Company, a Tennessee corporation, as lessor and Dayton Hudson Corporation, a Minnesota corporation, as lessee dated February 1, 1974, recorded February 5, 1974 in Liber 6241, Page 656. Lessee's interest in said lease now held by Equitable Real Estate Shopping Centers L.P., a Delaware limited partnership, as evidenced by Assignments recorded in Liber 6241, Page 686, in Liber 7203, Page 112 and in Liber 9727, Page 294.
     Affects Parcels II and III and rights over Parcel I.

5. Interest of Pennsouth Associates, a Connecticut limited partnership, in the improvements located on Parcels II, III and a portion of Parcel I as set forth in Conveyance dated December 20, 1974, recorded January 22, 1975 in Liber 6420, Page 147.

6. Mortgage and the terms, conditions and provisions contained therein executed by Pennsouth Associates, a Connecticut limited partnership, to Salomon Brothers Realty Corporation, a New York corporation, dated December 1, 1993 and recorded December 15, 1993 in Liber 14261, Page 823; ALSO Assignment of Lease and Agreement and the terms, conditions and provisions contained therein between the aforementioned parties dated December 1, 1993, recorded December 15, 1993 in Liber 14261, Page 863. The interest of Salomon Brothers Realty Corporation in said Mortgage and Assignment has been assigned to Principal Mutual Life Insurance Company, an Iowa corporation, by Assignment dated February 15, 1994, recorded March 2, 1994 in Liber 14488, Page 135. Affects Parcels II, III and a portion of Parcel I, as same is set forth in said Mortgage.

7. Rights of parties in possession as tenants only, per affidavit to be provided by Seller.

8.   Easement for public utilities over J.L. Hudson Drive
     (Private) and the right of all lot owners in the Plat of Northland Center Subdivision No. 1 to use J.L. Hudson Drive and Providence Drive as disclosed by the Plat recorded in Liber 179, Pages 30 through 36.

9. Access easement, storm sewer easements and storm easement over Lot 10 Northland Center Subdivision No. 2 as shown on the plat recorded in Liber 181, Pages 20 and 21.

10. Easement and terms, conditions and provisions contained in Warranty Deed recorded in Liber 2946, Page 536.

11. Easements for gas mains and ancillary equipment vested in Consumers Power Company and the terms, conditions and provisions contained in Right-of-Way and Easements recorded in Liber 3077, Page 436, in Liber 4289, Page 538, In Liber 6035, Page 328 and in Liber 6035, Page 331.

12. Agreement with easements and restrictions in favor of The Detroit Edison Company for the installation and maintenance of electric and communication facilities and ancillary equipment as contained in instruments recorded in Liber 3786, Page 691, in Liber 4480, Page 151, in Liber 4967, Page 812 and in instrument recorded in Liber 6175, Page 807.

13. Easements for ingress and egress and public utilities as set forth in Easement Grant recorded in Liber 3810, Page 231 and re-recorded in Liber 3819, Page 817.

14. Easement for ingress and egress as set forth in Grant of Easements recorded in Liber 4249, Page 123, in Liber 4300,
     Page 321 and in Liber 4867, Page 466.

15. Easement for an underground telephone conduit and an underground water transmission main and the terms, conditions and provisions contained therein vested in Michigan Bell Telephone Company and the Southeastern Oakland
     County Water Authority recorded in Liber 4367, Page 585.

16. Easement for the Northwestern Storm Drain and related appurtenances, and the terms, conditions and provisions contained in Right-of-Way vested in the Northwestern Storm Drainage District, acting by and through the Drainage Board for the Northwestern Storm Drain recorded in Liber 4393, Page 477.

17. Easement for sanitary sewer purposes and the terms, conditions and provisions contained in Grant of Easement recorded in Liber 4467, Page 513.

18. Terms, conditions and provisions contained in Warranty Deed recorded in Liber 4511, Page 198.

19. Easement for ingress and egress over Private Road known as Joseph L. Hudson Drive as set forth in instrument recorded in Liber 4937, Page 847.

20. Easement for underground lines and facilities for the transmission, distribution and metering of water for commercial, industrial and residential use vested in the Southeastern Oakland County Water Authority and the terms, conditions and provisions contained in Grant of Easement recorded in Liber 5173, Page 75, which has been amended by instrument recorded in Liber 11781, Page 772.

21. Agreement with easements and restrictions in favor of Michigan Bell Telephone Company for the installation and maintenance of communication facilities and ancillary equipment as contained in instruments recorded in Liber 5931, Page 315, in Liber 5931, Page 317 and in Liber 5931, Page 320.

22. Easement for sanitary sewer and water main purposes vested in the City of Southfield by instruments recorded in Liber
     5859, Page 183, which was re-recorded in Liber 6005,
     Page 347.

23. Easement and terms, conditions and provisions contained in Warranty Deed recorded in Liber 6073, Page 40.

24. Agreement with easements and restrictions in favor of The Detroit Edison Company and Michigan Bell Telephone Company for the installation and maintenance of electric and communication facilities and ancillary equipment as contained in instrument recorded in Liber 6100, Page 584.

25. Restriction contained in Warranty Deed recorded in Liber 6241, Page 36.

26. Easements and terms, conditions and provisions of Grant of Easement recorded in Liber 6241, Page 38, which has been amended by Amendment to Grant of Easement recorded in Liber 6284, Page 279.

27. Easements and terms, conditions and provisions contained in Easement Agreement recorded in Liber 6241, Page 42.

28. License to allow storm sewer to drain onto subject property as set forth in License Agreement recorded in Liber 6547, Page 632.

29.  Easements and terms, conditions and provisions of Operating
     Agreement recorded in Liber 6583, Page 67, which has been assigned by instrument recorded in Liber 9727, Page 283.

30. Easement and terms, conditions and provisions of Grant of Easement recorded in Liber 6583, Page 128, which has been amended by Amendment to Operating Agreement and to Grant of Easement recorded in Liber 12494, Page 608.

31.  Easements and terms, conditions and provisions of Operating
     Agreement recorded in Liber 7203, Page 125, which has been amended by Amendment to Operating Agreement and to Grant of Easement recorded in Liber 12494, Page 608.

32. Easements and the terms, conditions and provisions of Easement Agreement recorded in Liber 7548, Page 565, which has been amended by Amendment to Easement Agreement recorded in Liber 7845, Page 845.

33. Easements and the terms, conditions and provisions contained in Encroachment and Support Agreement recorded in Liber
     7845, Page 852.

34. Terms, conditions and provisions of Agreement recorded in Liber 7845, Page 870.

35. Easement and terms, conditions and provisions of Grants of Easements recorded in Liber 7996, Page 625 and in
     Liber 8029, Page 504.

36. Easement and terms, conditions of Encroachment, Occupancy and Support Agreement recorded in Liber 8153, Page 321.

37.  Easement and terms, conditions and provisions of Easement
     Agreement recorded in Liber 12469, Page 262.

                           EXHIBIT O

                   TENANT ESTOPPEL CERTIFICATE

Tenant Name:____________________________________________ ("Tenant")
Space No.: ______________________ in the Northland Shopping Center
     Located in Southfield, Michigan ("Premises")
Guarantors: _______________________________________________________
Lease Dates: ___________________ Amendment Dates __________________
Square Footage: _____________________

The undersigned, Tenant, under the above reference lease ("Lease"), hereby certifies to Equitable Real Estate Shopping Centers L.P., a Delaware limited partnership, the Landlord under the Lease, and The Equitable Life Assurance Society of the United States, who intends to acquire the above Premises, knowing that the foregoing will rely on this Certificate, that:

(a) Tenant accepted and has entered into and is in occupancy of all of the Premises on _______________ and is currently paying rent for the Premises. Tenant is the original named tenant under the Lease.

(b) The Lease is in full force and effect and has not been assigned, modified, supplemented, subleased or amended in any way except as set forth herein.

(c) The Lease represents the entire agreement between Landlord and Tenant and Tenant does not have in the Lease or otherwise any option, right of first refusal or other right to lease additional space or to purchase all or any part of the Premises.

(d) The Term commenced on _____________ and ends on ______________, and there are no options to renew, extend, cancel or expand the above Lease or to purchase any part of the Premises.

(e) All conditions under the Lease to be performed by Landlord have been satisfied (including any construction work to be performed by Landlord) and all required contributions by Landlord to Tenant on account of Tenant's improvements have been received.

(f) No default exists in the performance or observance of any covenant or condition in the Lease, no event has occurred which with notice or the expiration of a grace period would constitute such a default, and there are no defenses or offsets against the enforcement of this Lease by Landlord. Tenant is not entitled to any offset, deduction or credit against rent, rent concession or other abatement except as set forth in the Lease and the Premises are in good condition.

(g) No payments of minimum rent or other rental, sums or charges under the Lease has been paid for more than one month in advance and no security has been deposited with Landlord except as set forth herein.

(h) The annual minimum rent is ______________, the annual minimum rent and the other rentals, sums and charges have been paid to _____________, and such annual minimum rent increases $_____________ to $____________ on 19____. Percentage rent is ______% over ______________; and
     percentage rent paid for the most recently completed year ended ____________ was $_____________.

                                        Very truly yours,


Dated:_____________________

DEFS2\292828.1\026883-00605

                           EXHIBIT O-1
                            Hudson's
_________________, 1994

Equitable Real Estate Shopping Centers L.P.
c/o Midwest Centers, Inc.
388 Greenwich Street, 28th Floor
New York, New York, 10013

     and

The Equitable Life Assurance Society of the United States
787 Seventh Avenue
New York, NY  10017

     RE:  Northland Shopping Center, Southfield, Michigan

Gentlemen:

     Reference is made to that certain Operating Agreement between Dayton-Hudson Corporation and The Equitable Life Assurance Society ("Equitable"), dated May 17, 1978, recorded on May 18, 1978, in the office of the Oakland County Registrar in Liber 7203, Page 125, as supplemented by
(I) that certain Supplemental Agreement dated May 17, 1978 (unrecorded),
(ii) that certain Encroachment and Support Agreement dated August 7, 1980, recorded on August 27, 1980, in the Office of the Oakland County Registrar in Liber 7845, Page 852, (iii) that certain Agreement dated August 7, 1980, recorded on August 27, 1980, in the Office of the Oakland County Registrar in Liber 7845, Page 870, (iv) that certain Encroachment, Occupancy and Support Agreement dated February 9, 1982, and recorded on March 2,
1982, in the Office of the Oakland County Registrar in Liber 8153, Page 321, and (v) that certain Amendment to Operating Agreement and to Grant of Easement dated March 20, 1992, and recorded on April 3, 1992, in the Office of the Oakland County Registrar in Liber 12494, Page 608, and (vi) that certain Agreement dated _____________, 1994, recorded on _____________,
1994, in the Office of the Oakland County Registrar in Liber _______, Page ______ (collectively, the "Operating Agreement"), relating to the Northland Shopping Center, Southfield, Michigan (the "Property").

     The undersigned has been informed that Equitable intends to acquire the Property and that Equitable desires assurance that the Operating Agreement is in good standing. The undersigned agrees that Equitable, any assignee of Equitable which acquires the Property and any lender now or hereafter lending money secured by all or part of the Property may rely on this letter.

     The undersigned hereby certifies as follows:

     1. The Operating Agreement is in full force and effect and has not been modified, amended or supplemented.

     2. To the best knowledge of the undersigned, Equitable Real Estate Shopping Centers, L.P. is not in default under the Operating Agreement.

     3. All real estate taxes payable by Dayton-Hudson Corporation under the Operating Agreement have been paid to ____________________. 19____.

                                   Very truly yours,

                                   Dayton-Hudson Corporation

                                   By:_____________________________
                                   Name:___________________________
                                   Title:__________________________

                J.C. Penney
_________________, 1994

Equitable Real Estate                   The Equitable Life Assurance
   Shopping Centers L.P.                   Society of the United States
c/o Midwest Centers, Inc.               787 Seventh Avenue
388 Greenwich Street, 28th Floor        New York, NY  10017
New York, New York, 10013

     RE:  Northland Shopping Center, Southfield, Michigan

Gentlemen:

     Reference is made to that certain lease between Shopping Centers, Inc. and J.C. Penney Properties, Inc., dated as of September 22, 1972, a memorandum of which dated as of September 22, 1972, was recorded
October 20, 1972, in the Office of the Oakland County Registrar in Liber 5970, Page 269, and Liber 6609, Page 737, as amended by (i) Letter relating to parking dated October 18, 1972 (unrecorded), (ii) Letter relating to floor elevations dated October 18, 1972 (unrecorded), (iii) Agreement relating to option to extend, dated December 18, 1973, recorded in the Office of the Oakland County Registrar on January 22, 1975 in Liber 6420, Page 130, (iv) Agreement relating to commencement date, dated October 22, 1975 (unrecorded), (v) Letter relating to mechanics' liens dated
December 23, 1975, (vii) Letter dated November 11, 1976, (viii) Letter Agreement dated March 17, 1977, (ix) Lease Amendment Agreement dated
April 20, 1981, (x) the Memorandum of Understanding between The Equitable Life Assurance Society of the United States and J.C. Penney Properties, Inc., dated September 5, 1985, (xi) Letter Agreement dated January 16, 1986, and (xii) Agreement relating to use of additional building, dated June 30, 1986 (collectively, the "Lease"), relating to the Northland Shopping Center, Southfield, Michigan (the "Property"). The interest of J.C. Penney Properties, Inc. under the Lease was assigned to J.C.
Penney Company by that certain Assignment dated December 20, 1974, and recorded on January 22, 1976, in the Office of the Oakland County Registrar in Liber 6420, Page 246.

     The undersigned has been informed that The Equitable Life Assurance Society of the United States intends to acquire the Property and that Equitable desires assurance that the Lease is in good standing. The undersigned agrees that Equitable, any assignee of Equitable which acquires the Property, Equitable Real Estate Shopping Centers, L.P., and any lender now or hereafter lending money secured by all or part of the Property may rely on this letter.

     The undersigned hereby certifies as follows:

     1. The Lease is in full force and effect and has not been modified, amended or supplemented.

     2. To the best knowledge of the undersigned, the Landlord under the Lease is not in default under the Lease.

     3. All rents payable by J.C. Penney Company under the Lease have been paid to ____________________. 19____.


                                   Very truly yours,

                                   The J.C. Penney Company

                                   By:_____________________________
                                   Name:___________________________
                                   Title:__________________________

                    Kohl's Department Stores
_________________, 1994

Equitable Real Estate                   The Equitable Life Assurance
   Shopping Centers L.P.                   Society of the United States
c/o Midwest Centers, Inc.               787 Seventh Avenue
388 Greenwich Street, 28th Floor        New York, NY  10017
New York, New York, 10013

     RE:  Northland Shopping Center, Southfield, Michigan

Gentlemen:

     Reference is made to that certain Indenture of Lease between Equitable Real Estate Shopping Centers L.P. and Federated Department Stores, Inc., dated as of December 18, 1986, a memorandum of which dated as of October 12, 1988, was recorded November 29, 1988, in the Office of the Oakland County Registrar in Liber 10693, Page 500, as amended by (i) Amendment to Indenture of Lease dated October 12, 1988 (unrecorded), and
(ii) Second Amendment to Indenture of Lease dated February 6, 1992 recorded March 27, 1992, in the Office of the Oakland County Registrar in Liber 12469, Page 250 (collectively, the "Lease"), relating to the Northland Shopping Center, Southfield, Michigan (the "Property").

     The undersigned has been informed that The Equitable Life Assurance Society of the United States intends to acquire the Property and that Equitable desires assurance that the Lease is in good standing. The undersigned agrees that Equitable, any assignee of Equitable which acquires the Property, Equitable Real Estate Shopping Centers, L.P. and any lender now or hereafter lending money secured by all or part of the Property may rely on this letter.

     The undersigned hereby certifies as follows:

     1. The Lease is in full force and effect and has not been modified, amended or supplemented.

     2. To the best knowledge of the undersigned, the Landlord under the Lease is not in default under the Lease.

     3. All rents payable by Kohl's Department Stores under the Lease have been paid to ____________________. 19____.


                                   Very truly yours,

                                   Kohl's Department Stores

                                   By:_____________________________
                                   Name:___________________________
                                   Title:__________________________

                           EXHIBIT O-2
                     ________________, 1994


Equitable Real Estate                   The Equitable Life Assurance
   Shopping Centers L.P.                   Society of the United States
c/o Midwest Centers, Inc.               787 Seventh Avenue
388 Greenwich Street, 28th Floor        New York, NY  10017
New York, New York, 10013

     RE:  Northland Shopping Center, Southfield, Michigan

Gentlemen:

     Reference is made to that certain Assignment of Lease dated February 1, 1974, from Shopping Centers, Inc. to The National Life and Accident Insurance Company ("National Life"), recorded on February 4, 1974 in Liber 6241, Page 50, and that certain Lease dated as of February 1, 1974, between National Life and Dayton Hudson corporation ("Dayton"), recorded on February 5, 1974, in Liber 6241, Page 656, as assigned by an Assignment of Lease dated as of February 1, 1974, between National Life, Shopping Centers, Inc. and Dayton, recorded on February 5, 1974, in Liber 6241, Page 686, as further assigned by an Assignment of National Life Lease dated May 17, 1978, from Shopping Centers, Inc. to The Equitable Life Assurance Society of the United States ("Equitable") recorded on May 18, 1978 in Liber 7203, Page 112, as further assigned by an Assignment and Assumption of Ground Lease dated December 30, 1986 from Equitable to Equitable Real Estate Shopping Centers L.P. ("Partnership") recorded on __________, in Liber _______, Page _______ (collectively, the "Lease"), relating to the Northland Shopping Center, Southfield, Michigan (the "Property").

     The undersigned has been informed that Equitable intends to acquire the Property and that Equitable desires assurance that the Operating Agreement is in good standing and the consent of the undersigned to the assignment of the tenants interest in the Lease to Equitable. The undersigned agrees that Equitable, any assignee of Equitable which acquires the Property and any lender now or hereafter lending money secured by all or part of the Property may rely on this letter.

     The undersigned hereby certifies as follows:

     1. The Lease is in full force and effect and has not been modified, amended or supplemented.

     2. All rents payable by Partnership under the Lease have been paid to ____________________, 19___.

     3. To the best knowledge of the undersigned the tenant under the Lease is not in default and the undersigned has no claim arising from a current default by the tenant under the Lease.

     4. The undersigned hereby consents to the assignment of the Tenant's interest in Lease to Equitable, notwithstanding any contrary provisions of the Lease.

                                   Very truly yours,

                                   AMERICAN GENERAL LIFE AND
                                   ACCIDENT INSURANCE COMPANY
                                   (Formally the National Life and
                                   Accident Insurance Company)

                                   By:_____________________________
                                   Name:___________________________
                                   Title:__________________________
DEFS2\292828.1\026883-00605

                            EXHIBIT Q


        ASSIGNMENT AND ASSUMPTION OF OPERATING AGREEMENT


     THIS ASSIGNMENT AND ASSUMPTION OF OPERATING AGREEMENT (the "Assignment") made on this _______ day of ____________________,
1994, by and between EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership having an office c/o Midwest Centers, Inc., 388 Greenwich Street, 28th Floor, New York, New York, 10013 (the "Assignor") and THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation having an office at 787 Seventh Avenue, New York, New York, 10019 (the "Assignee");


                      W I T N E S S E T H


     WHEREAS, the Assignor is the owner of a parcel of land located in Oakland County, Michigan described in Schedule 1 attached hereto and made a part hereof (together with buildings, improvements and personal property located thereon and all easements, rights of way, appurtenances, strips, gores and land in the bed of streets adjoining thereto, the "Center") which constitutes a portion of the regional shopping center known as the Northland Shopping Center;

     WHEREAS, Assignor and Assignee have entered into an Agreement dated March 25, 1994, by which Assignee will acquire Assignor's rights in the Center (the "Agreement");

     WHEREAS, in connection with the transfer and conveyance of the Center to Assignee: (a) Assignor desires to assign to Assignee its entire right, title and interest in and to the Operating Agreement dated May 17, 1978, recorded on May 18, 1978, in the office of the Oakland County Registrar in Liber 7203, Page 125, as supplemented by (I) that certain Supplemental Agreement dated May 17, 1978 (unrecorded), (ii) that certain Encroachment and Support Agreement dated August 7, 1980, recorded on August 27, 1980, in the Office of the Oakland County Registrar in Liber 7845, Page 852, (iii) that certain Agreement dated August 7, 1980, recorded on August 27, 1980, in the Office of the Oakland County Registrar in Liber 7845, Page 870, (iv) that certain Encroachment, Occupancy and Support Agreement dated February 9, 1982, and recorded on March 2, 1982, in the Office of the Oakland County Registrar in Liber 8153, Page 321,
(v) that certain Amendment to Operating Agreement and to Grant of Easement dated March 20, 1992, and recorded on April 3, 1992, in the Office of the Oakland County Registrar in Liber 12494, Page 608, and (vi) that certain Agreement dated _____________, 1994, recorded on _____________, 1994, in the Office of the Oakland County Registrar in Liber _______, Page ______ (collectively, the "Operating Agreement"), and (b) Assignee desires to accept such assignment and to assume and perform all of Assignor's duties, obligations and liabilities under the Operating Agreement arising from and after the date hereof.

     NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged:

     1.   Assignor hereby assigns, conveys and sets over unto
Assignee its entire right, title and interest in, to and under the Operating Agreement from and after the date hereof, subject to the terms and conditions of the Operating Agreement.

     2. Assignee hereby accepts the foregoing assignment and assumes and agrees to perform all of the duties, obligations and liabilities of Assignor under the Operating Agreement from and after the date hereof, subject to any nonrecourse provisions contained therein and subject to the limitations on such duties, obligations and liability of Assignor as set forth therein, and Assignee further agrees to not use or occupy the Center in any manner which would constitute a violation of the terms of the Operating Agreement from and after the date hereof. Assignee agrees to indemnify and hold harmless Assignor and to defend against any claim, action, suit or proceeding resulting or arising from any obligation of Assignee under the Operating Agreement from and after the date hereof, and Assignor agrees to indemnify and hold harmless Assignee and to defend against any claim, action, suit or proceeding resulting or arising from any obligation of Assignor under the Operating Agreement arising prior to the date hereof. Notwithstanding the foregoing, the assumption and indemnification by Assignee contained in this paragraph are conditioned upon the following:

     (a) Assignee's liability under the assumption and indemnification by Assignee contained in this paragraph shall be limited to Assignee's interest in the Center and in the rent and income derived therefrom, and no other assets of Assignee shall be subject to any action or proceeding for the enforcement of such assumption and indemnification;

     (b) neither Assignee nor its officers, directors, shareholders, agents, and/or affiliates shall, at any time or times hereafter, have any personal liability on account of or arising out of the assumption and indemnification by Assignee contained in this paragraph;

     (c) Assignee shall be released from all liability in connection with the assumption and indemnification by Assignee contained in this paragraph from and after a sale of the Center provided that the purchaser of the Center assumes in writing all of the obligations of the Assignee under the Operating Agreement from and after the date of such sale of the Center which assumption may be limited as set forth herein; provided however that Assignee shall retain all liability to Assignor in connection with the assumption and indemnification by Assignee contained in this paragraph from the date hereof through such sale of the Center.

     3. None of the obligations or liabilities under this Assignment shall run to or be enforceable by any party other than the parties hereto.

     4. Nothing contained in this Assignment is intended to affect the duties, obligations, and liabilities of Assignor and Assignee with respect to the Operating Agreement as set forth in the Agreement, or the representations and warranties of Assignor in the Agreement.

     5. If any provision of this Assignment shall conflict with any provision of the Agreement, the provisions of the Agreement shall govern.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


Signed, sealed and                 THE EQUITABLE LIFE ASSURANCE
delivered in the                   SOCIETY OF THE UNITED STATES
presence of us:

                                   By:  ___________________________

________________________                Name:

________________________                Title:


                                   EQUITABLE REAL ESTATE SHOPPING
                                   CENTERS L.P.


                                   By:  Midwest Centers, Inc.
                                        General Partner

                                   By:  ___________________________

________________________                Name:

________________________                Title:






STATE OF _________  )
                    : ss.:
COUNTY OF ________  )


     The foregoing instrument was acknowledged before me this _____ day of ________, 1994, by _________________, the __________________
of THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITES STATES, a New York corporation, on behalf of the corporation.


                         ______________________________

                         Notary Public



STATE OF _________  )
                    : ss.:
COUNTY OF ________  )

     The foregoing instrument was acknowledged before me this _____ day of ________, 1994, by _________________, the __________________
of Midwest Centers, Inc., a general partner, on behalf of THE EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership.


                         ______________________________

                         Notary Public











DEFS2\301231.1\026883-00605

                            EXHIBIT R

           ASSIGNMENT AND ASSUMPTION OF GROUND LEASES



     THIS ASSIGNMENT AND ASSUMPTION OF GROUND LEASES (the "Assignment") made on this _______ day of ____________________,
1994, by and between EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership having an office c/o Midwest Centers, Inc., 388 Greenwich Street, 28th Floor, New York, New York, 10013 (the "Assignor") and THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation having an office at 787 Seventh Avenue, New York, New York, 10019 (the "Assignee");


                      W I T N E S S E T H


     WHEREAS, the Assignor is the owner of a parcel of land located in Oakland County, Michigan described in Schedule 2 attached hereto and made a part hereof (together with buildings, improvements and personal property located thereon and all easements, rights of way, appurtenances, strips, gores and land in the bed of streets adjoining thereto, the "Center") which constitutes a portion of the regional shopping center known as the Northland Shopping Center;

     WHEREAS, Assignor and Assignee have entered into an Agreement dated March 25, 1994, by which Assignee will acquire Assignor's rights in the Center (the "Agreement");

     WHEREAS, in connection with the transfer and conveyance of the Center to Assignee: (a) Assignor desires to assign its entire right, title and interest in and to the Leases described in Schedule 1 attached hereto and made a part hereof (the "Ground Leases"), which Ground Leases lease the premises described in Schedule 3 attached hereto and made a part hereof to Assignee, and (b) Assignee desires to accept such assignment and to assume and perform all of Assignor's duties, obligations and liabilities under the Ground Leases arising from and after the date hereof.

     NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged:

     1.   Assignor hereby assigns, conveys and sets over unto
Assignee its entire right, title and interest in, to and under the Ground Leases from and after the date hereof, subject to the terms and conditions of the Ground Leases.

     2. Assignee hereby accepts the foregoing assignment and assumes and agrees to perform all of the duties, obligations and liabilities of Assignor under the Ground Leases from and after the date hereof, subject to any nonrecourse provisions contained therein and subject to the limitations on such duties, obligations and liability of Assignor as set forth therein, and Assignee further agrees to not use or occupy the Center in any manner which would constitute a violation of the terms of the Ground Leases from and after the date hereof. Assignee agrees to indemnify and hold harmless Assignor and to defend against any claim, action, suit or proceeding resulting or arising from any obligation of Assignee under the Ground Leases from and after the date hereof, and Assignor agrees to indemnify and hold harmless Assignee and to defend against any claim, action, suit or proceeding resulting or arising from any obligation of Assignor under the Ground Leases arising prior to the date hereof. Notwithstanding the foregoing, the assumption and indemnification by Assignee contained in this paragraph are conditioned upon the following:

     (a) Assignee's liability under the assumption and indemnification by Assignee contained in this paragraph shall be limited to Assignee's interest in the Center and in the rent and income derived therefrom, and no other assets of Assignee shall be subject to any action or proceeding for the enforcement of such assumption and indemnification;

     (b) neither Assignee nor its officers, directors, shareholders, agents, and/or affiliates shall, at any time or times hereafter, have any personal liability on account of or arising out of the assumption and indemnification by Assignee contained in this paragraph;

     (c) Assignee shall be released from all liability in connection with the assumption and indemnification by Assignee contained in this paragraph from and after a sale of the Center provided that the purchaser of the Center assumes in writing all of the obligations of the Assignee under the Ground Leases from and after the date of such sale of the Center which assumption may be limited as set forth herein; provided however that Assignee shall retain all liability to Assignor in connection with the assumption and indemnification by Assignee contained in this paragraph from the date hereof through such sale of the Center.

     3. None of the obligations or liabilities under this Assignment shall run to or be enforceable by any party other than the parties hereto.

     4. Nothing contained in this Assignment is intended to affect the duties, obligations, and liabilities of Assignor and Assignee with respect to the Ground Leases as set forth in the Agreement, or the representations and warranties of Assignor in the Agreement.

     5. If any provision of this Assignment shall conflict with any provision of the Agreement, the provisions of the Agreement shall govern.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


Signed, sealed and                 THE EQUITABLE LIFE ASSURANCE
delivered in the                   SOCIETY OF THE UNITED STATES
presence of us:

                                   By:  ___________________________

________________________                Name:

________________________                Title:


                                   EQUITABLE REAL ESTATE SHOPPING
                                   CENTERS L.P.


                                   By:  Midwest Centers, Inc.
                                        General Partner

                                   By:  ___________________________

________________________                Name:

________________________                Title:






STATE OF _________  )
                    : ss.:
COUNTY OF ________  )


     The foregoing instrument was acknowledged before me this _____ day of ________, 1994, by _________________, the __________________
of THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITES STATES, a New York corporation, on behalf of the corporation.


                         ______________________________

                         Notary Public



STATE OF _________  )
                    : ss.:
COUNTY OF ________  )

     The foregoing instrument was acknowledged before me this _____ day of ________, 1994, by _________________, the __________________
of Midwest Centers, Inc., a general partner, on behalf of THE EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership.


                         ______________________________

                         Notary Public











DEFS2\301226.1\026883-00605

                            EXHIBIT T


         Discharge and Termination of Security Documents


     KNOW ALL PERSONS BY THESE PRESENTS: That a certain Mortgage (and all indemnifications contained therein) dated December 30, 1986, made by and executed by Equitable Real Estate Shopping Centers L.P., a Delaware Limited Partnership (the "Borrower") having an office at c/o Midwest Centers Inc., 388 Greenwich Street, 28th Floor, New York, New York 10013, to The Equitable Life Assurance Society of the United States, a New York corporation (the "Lender") having an office at 787 Seventh Avenue, New York, New York 10019, recorded January 16, 1987 in Liber 9727, Page 306, Oakland County Records, with respect to the premises in the City of Southfield, Oakland County, Michigan described on Exhibit A attached hereto, is fully PAID, SATISFIED and DISCHARGED.

     KNOW ALL PERSONS BY THESE PRESENTS: That a certain Assignment of Leases and Rents (and all indemnifications contained therein) dated December 30, 1986, made by and executed by the Borrower to the Lender, recorded January 16, 1987 in Liber 9727, Page 422, Oakland County Records, given as additional security for the mortgage recorded in Liber 9727, Page 306, Oakland County Records with respect to the premises in the City of Southfield, Oakland County, Michigan described on Exhibit A attached hereto, is fully PAID, SATISFIED and DISCHARGED.


Dated this ____ day of ____________, 1994.



Signed, Sealed and            THE EQUITABLE LIFE ASSURANCE
Delivered in the              SOCIETY OF THE UNITED STATES, a
Presence of:                  New York corporation


_____________________         By:  ____________________________

_____________________              Its:________________________













STATE OF _________  )
                    : ss.
COUNTY OF ________  )

     The foregoing instrument was executed and acknowledged before me this _____ day of ____________, 1994, by
____________________, ______________________ of The Equitable
Life Assurance Society of the United States, a New York corporation, on behalf of the corporation.

                         _____________________________________
                                               , Notary Public
                         ___________ County, _________________
                         My commission expires:  _____________





DRAFTED BY AND WHEN RECORDED RETURN TO:

Allen Schwartz, Esq.
Miller, Canfield, Paddock and Stone
150 West Jefferson, Suite 2500
Detroit, Michigan  48226


DEFS2\298700.1\026883-00605

                                   EXHIBIT U


                                              April 6, 1994




Mr. Brice Williams
Director of Environmental Affairs
Equitable Real Estate Investment Management, Inc.
3414 Peachtree Road, N.E.
Atlanta, Georgia 30326

Subject:     Phase II Subsurface Investigation
             Northland Shopping Center, Southfield, Michigan
             BCM Project 00-6786-05

Dear Mr. Williams:

BCM Engineers Inc. (BCM) is pleased to present our "Report of Phase II Subsurface Investigation, Northland Shopping Center, Southfield Michigan". The report summarizes our procedures, findings, and conclusions related to site work performed in March 1994.

BCM's services were performed under direct contract to Equitable
Real Estate Investment Management, Inc. (EREIM), the owner of the property, in accordance with the Equitable Real Estate
Professional Environmental Services Contract, executed June 1,
1992, by BCM and EREIM.

Please feel free to contact us if you have any questions regarding this project.

                                              Sincerely,

                                              BCM Engineers Inc.



                                              Larry Nodler, RPG, REA
                                              Section Manager

(one copy submitted)

cc:   Ms. Catherine O'Malley, General Growth Management, Inc.
      Mr. Alex Liftis, EREIM



REPORT

OF

PHASE II SUBSURFACE INVESTIGATION

NORTHLAND SHOPPING CENTER
SOUTHFIELD, MICHIGAN



PREPARED FOR:

EQUITABLE REAL ESTATE INVESTMENT MANAGEMENT, INC.


BCM PROJECT NO. 00-6786-05



SUBMITTED BY:



__________________________
LARRY NODLER, RPG, REA
SECTION MANAGER


APRIL 6, 1994

TABLE OF CONTENTS

1.0   INTRODUCTION        1

2.0   BACKGROUND          1

3.0   SITE DESCRIPTION           4

4.0   ENVIRONMENTAL SETTING            4

5.0   SUBSURFACE INVESTIGATION         5

      5.1    Soil Borings and Soil Sampling                5

      5.2    Monitoring Well Installation and Groundwater Sampling

6

      5.3    Hoist Pit Oil Sample Collection               7

      5.4    Decontamination Procedures             8

6.0   INVESTIGATION FINDINGS           8

      6.1    Soil conditions           8

      6.2    Groundwater Conditions           9

      6.3    Soil Analytical Data             10

      6.4    Groundwater Analytical Data            11

      6.5    Hoist Pit Oil Sample Analysis          12

7.0   CONCLUSIONS         13

8.0   RECOMMENDATIONS            15


APPENDICES

Appendix A         Figures
Appendix B         ATEC and CTI Analytical Data
Appendix C         Boring Logs and Monitoring Well Schematics
Appendix D         Laboratory Data Sheets and Chain-of-Custody
Documentation
                                      APPENDIX A

                                      APPENDIX B

1.0   INTRODUCTION

BCM Engineers Inc. (BCM) was retained by Equitable Real Estate Investment Management, Inc. (EREIM) to perform a Phase II subsurface investigation at the Northland Shopping Center in Southfield, Michigan. The subsurface investigation was authorized to evaluate the significance and, if possible, the extent of subsurface contamination identified during our February 1994 Phase I environmental assessment and limited subsurface investigation at the subject site. Two areas of contamination were identified during our previous site investigation: (1) near the location of a former and existing (replacement) underground storage tank (UST) system, and (2) near the location of a recently removed hoist pit system located immediately east of the UST system, within an existing maintenance garage facility. The location of the site is shown in relation to surrounding features on the attached Site Location Map, Figure 1 of Appendix A. The areas of our subject investigation are shown on Figure 2, Site Plan.


2.0   BACKGROUND

The former UST system consisted of two 2,000-gallon tanks that contained leaded and unleaded gasolines to fuel onsite maintenance vehicles. The two gasoline tanks were located west of and adjacent to an onsite maintenance garage facility and were reportedly removed in November and December 1990 by Inland Waters, Inc. The two tanks were replaced in January 1991 by a single 4,000-gallon UST which has since stored unleaded gasoline. The locations of the former tanks and replacement UST are shown on Figure 2.

Information provided to BCM by site management personnel indicated that soil sampling was performed by Inland Waters, Inc. during the removal of the UST system. The data indicated that subsurface contamination in soil was detected. Inland Waters, Inc. reportedly removed and disposed of approximately 215 cubic yards of contaminated soil from the UST excavation. Although available data indicate that hydrocarbon concentrations were below detection limits in five soil samples collected and analyzed, documentation of sampling activities and the resulting analytical data were insufficient for BCM to determine whether proper closure sampling was performed (i.e., absence of soil sample locations and protocol information). Further, BCM was unable to verify whether any releases associated with the USTs were reported to the Michigan State Police, Fire Marshal Division, as is required by the Michigan Leaking Underground Storage Tank Act (Michigan Public Act 478 [1988]) for product releases from regulated USTs.
To supplement the existing subsurface data related to the UST excavation and removal, BCM performed a limited subsurface investigation adjacent to the UST location concurrent with our Phase I environmental assessment. The investigation included the installation of three groundwater monitoring wells (GT-1, GT-2, and GT-3) and soil and groundwater sample collection. The locations of the existing wells are shown on Figure 2.

Soil samples collected from each well boring and analyzed for gasoline parameters indicated the presence of toluene (19 micrograms per kilogram [ug/kg]) and total xylenes (32 ug/kg) in one soil sample from the boring drilled for well GT-1. The detected concentrations are well below the respective Type B soil cleanup criteria of 16,000 ug/kg and 5,600 ug/kg established by the Michigan Department of Natural Resources (MDNR) pursuant to the 1982 Michigan Environmental Response Act, as amended. The results of laboratory analyses performed on a groundwater sample from each well indicated the presence of benzene and toluene in well GT-1, each compound occurring at a concentration of 100 micrograms per liter (ug/l). Methyl-tertiary-butyl ether (MTBE) was detected in the groundwater sample from well GT-2 at a concentration of 300 ug/l. Both the benzene and MTBE concentrations exceed current Type B groundwater cleanup criteria of 1.2 ug/l and 230 ug/l, respectively. The current Type B cleanup criteria for toluene is 790 ug/l.

As a result of our initial UST investigation findings, additional groundwater sampling of wells GT-1 and GT-2 was performed by two other consulting firms (ATEC Associates, Inc. and CTI and Associates, Inc) under the direction and authorization of General Growth Management, Inc. (GGMI), EREIM's property management firm at the Northland Shopping Center. On March 4, 1994, ATEC Associates, Inc. sampled wells GT-1 and GT-2 (designated in ATEC's report as MW-1 and MW-2, respectively). Both groundwater samples were submitted to Canton Analytical Laboratories, Inc. for analysis of benzene, toluene, ethylbenzene, and total xylenes
(BTEX) and MTBE. The results of the analyses indicated the presence of 60 ug/l of MTBE in well GT-2, below the MDNR Type B criterion of 230 ug/l. No parameters were otherwise detected in either sample. On March 10, 1994, CTI and Associates, Inc. collected groundwater samples from wells GT-1 and GT-2 and submitted split samples and trip blank samples to Canton Analytical Laboratories, Inc. and Eagle Laboratories Inc. for analysis of BTEX and MTBE. The results indicated the presence of MTBE in well GT-2 at concentrations of 90 ug/l (Canton) and 74 ug/l (Eagle). No parameters were otherwise detected in the well or trip blank samples. BCM was subsequently provided with the results of the well sampling and analysis for review.
During our initial Phase I and limited subsurface investigations, BCM observed that a hoist pit inside the maintenance garage was being removed. Reportedly, the hoist system was recently determined to have failed. Visual and olfactory indications of contamination were noted by BCM during a brief visit while excavation and removal operations were occurring. BCM was informed by GGMI personnel at that time that confirmatory soil sampling and analysis would be performed by an independent environmental consultant or contractor to verify soil conditions within the hoist pit excavation sidewalls and floor.

BCM was subsequently provided with the soil sample analytical data generated by University Laboratories at the request of Tri State Environmental, Inc., the independent consultant/contractor referenced above. The laboratory data reportedly reflected sidewall and floor soil samples collected from the hoist pit excavation during several sampling events between February 22 and March 11, 1994. Based on the sample descriptions indicated on the laboratory data sheets, up to 12 soil samples were analyzed. No map showing the sample locations was provided to BCM. The soil samples were selectively analyzed for BTEX, polynuclear aromatic hydrocarbons (PNAs), total petroleum hydrocarbons (TPH), reactive cyanide and sulfide, corrosivity, ignitability, and ten metals (As, Ba, Cd, Cr, Cu, Pb, Hg, Se, Ag, and Zn). The metal analyses were performed using the Toxicity Characteristic Leaching Procedure (TCLP). The analyses indicated the presence of xylenes in one west sidewall sample at a concentration of 18 ug/kg. The TPH analyses indicated concentrations in each sample analyzed, ranging from 1,665 milligrams per kilogram (mg/kg) to 10,282 mg/kg. The remaining analyses indicated parameter concentrations either below method detection limits or within waste characterization levels established pursuant to the Resource Conservation and Recovery Act to evaluate the potential hazardous nature of the soil (i.e., reactive cyanide and sulfide, corrosivity, ignitability, and TCLP metals).

The laboratory analytical data for the aforementioned sampling was provided to BCM by GGMI personnel. A copy of the information provided to BCM is included as Appendix B.

Based on the preliminary findings of our earlier investigations, BCM was authorized to implement a more comprehensive investigation to evaluate the significance and, if possible, the extent of identified subsurface contamination of both the former/current UST system and former hoist pit locations. This report summarizes the procedures, findings, and conclusions related to our recent Phase II subsurface investigation performed at the site. Our professional services were performed in accordance with the Equitable Real Estate Professional Environmental Services Contract, executed on June 1, 1992 by BCM and EREIM.


3.0   SITE DESCRIPTION

The Northland Shopping Center is a regional shopping center located approximately one-quarter mile north of the intersection of Eight Mile Road and Northwestern Highway, in the City of Southfield, Oakland County, Michigan. The subject property is approximately 128 acres in size. The center includes an enclosed shopping center and ancillary buildings housing the physical power plant and maintenance operations.


4.0   ENVIRONMENTAL SETTING

The City of Southfield is underlain by Paleozoic strata that dip gently to the northwest and consist largely of limestones and dolomites (carbonate rocks) with some sandstones and shales. According to Mozola (1969), the Devonian age Antrim Shale is the uppermost bedrock unit directly beneath the site, occurring at an approximate depth of 100 feet. The bedrock surface is highly irregular, featuring numerous ridges and valleys that occurred before or resulted from Pleistocene age glaciation. Glacial drift and lacustrine clay directly overlying the Paleozoic strata locally varies from approximately 50 to 100 feet in thickness. The glacial drift typically consists of a thin veneer of sand and gravel overlying a thick blue-gray clay. A layer of topsoil, typically two feet thick, is occasionally encountered above the glacial drift.

Because of the laterally extensive and shallow clay layer, perched groundwater is commonly encountered beneath the metropolitan Detroit area. Regional unconfined groundwater flow is generally southeasterly toward Lake Saint Clair and the Detroit River. The Rouge River is the nearest surface water body to the site, located approximately five miles to the west. The Detroit River is located approximately 11 miles southeast of the site.

According to Oakland County Health Department personnel, no permitted private or public drinking water wells that extract groundwater from the upper perched zone exist within at least one-half mile of the site. Potable water and sanitary sewer services are provided to the area by the Detroit Water and Sewerage Department.


5.0   SUBSURFACE INVESTIGATION

5.1   Soil Borings and Sampling

Prior to initiating subsurface investigation activities at the site, BCM reviewed our existing site-specific health and safety plan that was previously developed in accordance with Occupational Safety and Health Administration requirements (HAZWOPER, Title 29 of the Code of Federal Regulations, Part 1910.120). BCM contacted MISSDIG (a utility locating service) prior to implementing our field activities to minimize the potential for encountering underground utilities or other subsurface structures during the investigation.

BCM's field activities were performed between March 22 and April 4, 1994. The scope of work included drilling seven soil borings using portable, hydraulic, solid-stem auger equipment due to limited access. Borings GT-4, GT-5, GT-6, and GT-7 were drilled to depths of 15 feet, 12 feet, 12 feet and 13 feet below ground surface, respectively, surrounding the former and existing gasoline UST location. Boring GT-4 was completed as a shallow monitoring well to an approximate depth of 15 feet. Borings HP-1, HP-2, and HP-3 were drilled to depths of 12 feet, 11.5 feet, and 11.5 feet below ground surface, respectively, surrounding the existing hoist pit excavation. Each of the latter three borings was completed as a monitoring well. The borehole cuttings generated during drilling were containerized, labeled, and stored onsite at locations approved by site management personnel.

Soil samples were collected from each boring using stainless-steel bucket auger sampling equipment. Soil samples were collected from each boring at selected depths surrounding both excavations. The samples were intended to represent closure samples for the former UST. The hoist pit samples were collected to obtain sufficient data to evaluate the nature and to delineate the vertical and horizontal extent of observed contamination.
BCM personnel inspected and logged the borehole cuttings and soil samples collected at each boring location.

Where sufficient sample volume permitted, soil samples were split into two representative portions. One sample portion was placed into an individual, resealable plastic bag and allowed to equilibrate to ambient temperature prior to preliminary analysis of organic vapor content in the sample headspace. The headspace analysis was performed using an HNu photo-ionization detector
(PID). The remaining portion of each sample was placed into a laboratory-supplied sample jar and appropriately preserved until relinquishment to BCM's subcontract analytical laboratory, along with chain-of-custody documentation, for potential chemical testing.

Based on our observations of subsurface conditions during our Phase I assessment and initial subsurface investigation, BCM selected a total of 13 soil samples for confirmatory laboratory analysis of appropriate hydrocarbon indicator parameters by Eagle Laboratories Inc. of Wixom, Michigan. Eight soil samples collected at approximate six and 12-foot depths from borings GT-1 through GT-4 were analyzed for BTEX and MTBE using EPA Method 8020. Five soil samples collected at selected depths from borings HP-1, HP-2, and HP-3 were submitted for analysis of BTEX, PNAs, polychlorinated biphenyls (PCBs), cadmium, chromium, and lead.

The target parameters were selected based on the reported and probable historic contents of the tanks and hoist pit, respectively, and analytical requirements for subsurface investigations established by the Michigan Department of Natural
Resources pursuant to Michigan Acts 478 and 307.

5.2   Monitoring Well Installation and Groundwater Sampling

Upon completion of drilling on March 23, 1994, monitoring wells were installed within borings GT-4, HP-1, HP-2, and HP-3.
Borings GT-5, GT-6, and GT-7 were sealed with bentonite clay to ground surface upon completion of drilling and sampling.

The lower section of each well consisted of five feet of two-inch diameter, 0.020-inch slotted, Schedule 40 PVC screen and a PVC bottom well plug. The upper part of each well structure was constructed of two-inch diameter, non-perforated, Schedule 40 PVC casing and a lockable, water-tight compression cap. A filter pack of No. 5 sand was placed within the annular space surrounding the screened interval of each well. The filter pack was placed to approximately one to three feet above the top of each well screen. A sanitary seal consisting of hydrated bentonite clay chips was placed within the annular space above each filter pack to approximately one foot below ground surface. Because the four wells are located in an area of high vehicle and pedestrian traffic, the wells were completed at ground surface with flush-mounted, water-resistant well covers set in concrete. The well construction details are summarized on the boring logs and depicted diagrammatically on monitoring well schematics included in Appendix C.

On March 25, 1994, groundwater levels were obtained from each well using a Keck KIR-89 oil/water interface probe. Following water level measurement, each well was purged dry using new, disposable, polyethylene bailers. Approximately 1/2 to 2 gallons to water were removed from each well. Water levels were obtained from six of the seven onsite wells on March 28, 1994. Wells HP-1, HP-2, and HP-3 were also purged dry on that date. A blockage in well GT-4 prevented monitoring or purging of that well. On March 29, 1994, wells HP-1, HP-2, and HP-3 were sampled using new, disposable, polyethylene bailers. Each groundwater sample was placed in a laboratory-supplied container with preservative, as necessary. A portion of each groundwater sample was also filtered prior to containerization to allow for analysis of dissolved cadmium, chromium, and lead. The samples were maintained in an appropriate preserved condition until relinquishment to BCM's subcontract analytical laboratory, along with chain-of-custody documentation, for potential chemical testing. Purged fluids were containerized, labeled, and stored onsite at locations approved by site management personnel. A final water level monitoring event was performed on April 4, 1994. On that date, a free product thickness of 0.2-foot was measured in well HP-2.

5.3   Hoist Pit Oil Sample Collection

On March 18, 1994, BCM collected a sample of an approximate  to
- -inch thick oil layer floating on water within the open hoist pit excavation at a depth of about six feet below ground surface. The oil apparently seeped into the pit from soil within the exposed sidewalls and floor of the excavation. To evaluate the chemical composition of the oil and better select analytical parameters for the proposed soil and groundwater sampling, BCM submitted the sample to Eagle Laboratories Inc. for analysis of volatile and semi-volatile organic compounds using EPA Methods 8260 and 8270, respectively; PCBs using EPA Method 8080; and total cadmium, chromium, and lead using EPA Methods 7131, 7190, and 7420, respectively.

5.4   Decontamination Procedures

Decontamination procedures were used throughout the investigation to minimize the potential for cross-contamination between boring and sampling locations. The auger flights, sampling equipment, and the oil/water interface probe were decontaminated prior to arriving onsite and before each use. Also, a new length of nylon cord was used with each disposable bailer during well purging and groundwater sample collection. Decontamination fluids were containerized, labeled, and stored onsite with the soil cuttings and purged fluids.


6.0   INVESTIGATION FINDINGS

6.1   Soil Conditions

Soil encountered during drilling consisted of mottled, brown to grey, native lacustrine clay and sandy clay with occasional sand and gravel, beneath surficial asphalt and aggregate base material. PID readings of 2 and 3 parts per million were obtained at a depth of approximately 3 to 4 feet in borings GT-7 and HP-3, respectively. No positive PID readings were obtained from the remaining samples. Olfactory indications of contamination were also noted in soil samples from approximate six-foot depths in borings GT-7, HP-2, and HP-3. In addition, potential hydrocarbon staining was observed at a depth of about one foot at boring GT-6.

The soil sampling intervals, PID readings, and subsurface conditions are shown on the detailed boring logs presented in Appendix C.

6.2   Groundwater Conditions

Although no significant groundwater-bearing zones were observed during our investigation, limited zones of apparent perched groundwater were noted at approximately seven feet below ground surface in borings GT-5 and HP-3. Soil conditions observed within each boring were otherwise dry to moist. Monitoring of each well was performed on March 28 and April 4, 1994. The acquired data indicated water levels ranging from approximately three to four feet below ground surface in five of the seven onsite wells. Water levels in well GT-2 appear to reflect exceptionally slow recovery and are not believed to represent local static groundwater conditions. The groundwater data are summarized below in Table 1.

TABLE 1
GROUNDWATER ELEVATION DATA
NORTHLAND SHOPPING CENTER


INTENTIONALY DELETED

NOTES:
1. Elevations and depths are in feet, as referenced from the top of each PVC well casing.
2. An onsite benchmark elevation of 100.00 feet was assumed as a survey reference point elevation.
3. A specific gravity of 0.75 was assumed for the free product noted in well HP-2. The potentiometric surface elevation was corrected for the product thickness.
4. No water levels were obtained and no potentiometric surface elevations were determined in well GT-4 due to an apparent blockage.

BCM notes that water levels were not acquired from well GT-4 due to an apparent blockage at approximately six feet within the well structure. It is believed that the blockage consists of bentonite clay that entered the well casing during surface completion of the well. This reportedly occurred when the upper threaded casing sections separated. The sections were re-attached and BCM attempted to remove the bentonite plug; however, residual clay within the well has since prevented access for sampling or water level measurement.

Although the water level data suggest that groundwater conditions may not have fully equilibrated as of April 4, 1994, the data suggest a preliminary groundwater flow direction to the east or southeast. Based on our experience at nearby sites with similar hydrogeologic conditions, the preliminary water level data tend to support the typically southeasterly flow direction, toward the Detroit River, encountered in southeastern Michigan.

6.3   Soil Analytical Data

The laboratory analyses performed on soil samples obtained from each of the four borings drilled near the former and existing gasoline USTs indicated that BTEX and MTBE were below method detection limits.

Cadmium, chromium, and lead concentrations in each soil sample analyzed from borings near the former hoist pit ranged from 0.09 to 0.13 mg/kg, 14 to 17 mg/kg, and 3.5 to 5.5 mg/kg, respectively. Although each of the metal concentrations exceeds the respective health-based Type B cleanup criteria (for the protection of groundwater) of 0.070 mg/kg, 2.4 mg/kg, and 0.080 mg/kg, the detected concentrations are believed to represent naturally occurring background levels at the site. Further, the detected concentrations are all below acceptable default Type A soil cleanup criteria established pursuant to MDNR Michigan Environmental Response Act Operational Memorandum #15, dated September 30, 1993.

The laboratory data sheets and chain-of-custody documentation are included in Appendix D. The soil analytical data are summarized below in Table 2.

TABLE 2

SOIL ANALYTICAL RESULTS (mg/kg)
NORTHLAND SHOPPING CENTER

INTENTIONALLY DELETED

NOTES:
1.    (mg/kg)= Milligrams per kilogram.
2.    ND - Concentration below method detection limit.
3.    NA - Not analyzed.
4. The Type B criteria presented for Cd, Cr, and Pb represent those for the protection of groundwater; direct contact values (e.g., ingestion) also exist. Background levels can be substituted, as appropriate, if above Type B criteria.
5. The Type B criterion for Cr represents hexavalent chromium. The Type B level for trivalent chromium is 740 mg/kg (for the protection of groundwater).
6.    (--) - Not applicable.

6.4   Groundwater Analytical Data

The laboratory analyses performed on groundwater samples collected from wells HP-1, HP-2, and HP-3 detected four PNA compounds in well HP-2 (prior to confirmation of free product). Of the four PNA compounds detected, benzo(a)anthracene (0.033 mg/l) and chrysene (0.031 mg/l) were detected at concentrations above the Type B cleanup criteria (for drinking water) of 0.005 mg/l for each. The two remaining PNA compounds, fluoranthene and pyrene, were detected at concentrations of 0.030 mg/l and 0.037 mg/l, each below the respective Type B cleanup criteria of 0.840 mg/l and 0.520 mg/l. No BTEX, MTBE, PCBs, or other PNA compounds were detected in any of the three samples. The dissolved metal analyses detected cadmium (0.005 mg/l) and lead (0.039 mg/l) in well HP-3 above the respective Type B cleanup criteria of 0.0035 mg/l and 0.004 mg/l. The slightly elevated concentrations could represent naturally occurring concentrations. Lead was also detected in well HP-1 (0.003 mg/l) at a concentration below the Type B criterion of 0.004 mg/l. Chromium was not detected in any of the well samples.

The laboratory data sheets and chain-of-custody documentation are included in Appendix D. The groundwater analytical data are summarized below in Table 3.


TABLE 3

GROUNDWATER ANALYTICAL RESULTS (mg/l)
NORTHLAND SHOPPING CENTER

INTENTIONALLY DELETED

NOTES:
1.    (mg/l)= Milligrams per liter.
2.    ND - Concentration below method detection limit.
3.    (*) - Benzo(a)anthracene (@ 0.033 mg/l) and chrysene (@
0.031 mg/l) were both detected above the Type B criterion of
0.005 mg/l for both.  Fluoranthene (@ 0.030 mg/l) and pyrene (@
0.037 mg/l) were detected at concentrations below the respective Type B criteria of 0.840 mg/l and 0.520 mg/l.
4. The Type B criteria presented for Cd, Cr and Pb represent health-based levels established for drinking water. Background levels can be substituted, as appropriate, if above Type B criteria.
5. The Type B criterion for Cr represents hexavalent chromium. The Type B level for trivalent chromium is 37 mg/l (for drinking water).

6.5   Hoist Pit Oil Sample Analysis

On March 18, 1994, BCM collected a sample of an approximate  to
- -inch thick oil layer floating on water within the open hoist pit excavation at a depth of about six feet below ground surface. The oil apparently seeped into the pit from soil within the exposed sidewalls and floor of the excavation. To evaluate the chemical composition of the oil and better select analytical parameters for the proposed soil and groundwater sampling, BCM submitted the sample to Eagle Laboratories Inc. for analysis of volatile and semi-volatile organic compounds using EPA Methods 8260 and 8270, respectively; PCBs using EPA Method 8080; and total cadmium, chromium, and lead using EPA Methods 7131, 7190 and 7420, respectively. The results of the analyses indicated that all organic parameters were below method detection limits. Lead was detected at a concentration of 7.2 mg/kg; cadmium and chromium were below method detection limits.

The laboratory data sheets and chain-of-custody documentation are included in Appendix D.


7.0   CONCLUSIONS

Based on the results of our Phase II subsurface investigation, BCM has developed the following conclusions:

Subsurface soils encountered during drilling generally consisted of mottled, brown to grey, sandy clay and clay, typical of glacial lacustrine deposits in southeastern Michigan. Fill encountered consisted approximately six inches of gravel base material and, locally, up to three feet of sand and clay.

Saturated soil was encountered in two of the seven borings drilled. The saturated zones likely represent shallow perched groundwater within the upper lacustrine clay. This upper saturated zone is not believed to be capable of significant groundwater yield.

Water levels obtained from five of the seven monitoring wells indicated groundwater within approximately three to four feet of ground surface. The water level within a sixth well was measured to be about ten feet below ground, apparently due to slow recharge. A blockage in the seventh well prevented groundwater monitoring or sampling. Based on the preliminary groundwater monitoring data, a generally east to southeast groundwater flow direction is believed to exist within the uppermost water-bearing zone.

No organic compounds (i.e., BTEX, MTBE, PNAs, or PCBs, as applicable) were detected by laboratory analysis of soil samples obtained by BCM from borings surrounding the former and existing
UST area and hoist pit excavation.

Low levels of cadmium, chromium, and lead were detected in each soil sample collected by BCM adjacent to the hoist pit excavation. Although the detected concentrations exceed current Type B soil cleanup criteria for the protection of groundwater, BCM believes that the detected levels may represent naturally occurring background concentrations. Further, the detected levels are below default Type A criteria established by MDNR for soils in southeastern Michigan. BCM therefore believes that sufficient data exist to support leaving the subject soils in place and the no further investigation is necessary to establish site-specific background levels.

An approximate to -inch free product (oil) layer was observed within the hoist pit excavation by BCM prior to and during our subject investigation. Laboratory analysis of a sample of the oil collected by BCM did not detect volatile or semi-volatile organic compounds, PCBs, cadmium, or chromium. However, lead was detected at a concentration of 7.2 mg/kg. BCM notes that the lead concentration could result in the classification of the oil as hazardous waste for disposal purposes as it exceeds in liquid form the regulatory threshold of 5.0 mg/l (TCLP methodology).

      A 0.2-foot thick product layer was also measured in well HP-2 on April 4, 1994. No visible evidence of oil was observed within wells HP-1 or HP-3 during BCM's monitoring or sampling. BCM does not believe that the apparent hoist pit product release must be reported to any regulatory agencies because (1) the hoist pit system is believed to be exempt from current leaking UST regulations, including reporting requirement; and (2) it cannot be determined whether a reportable quantity of a regulated substance was released within a 24-hour period (pursuant to reporting requirements of the federal Comprehensive Environmental Response, Compensation, and Liability Act [CERCLA] and Michigan Act 307).

Well HP-2, downgradient of the hoist pit excavation, contained dissolved concentrations of four PNA compounds (benzo(a)anthracene, chrysene, fluoranthene, and pyrene). Benzo(a)anthracene and chrysene were detected at concentrations slightly above current Type B groundwater cleanup criteria. Fluoranthene and pyrene were detected at concentrations well below the respective current Type B criteria. No organic compounds (i.e., BTEX, MTBE, PNAs, or PCBs) were otherwise detected in groundwater samples obtained from wells HP-1, HP-2, and HP-3.

      Although analysis of the oil sample collected from the hoist pit excavation did not indicate the presence of any target organic compounds, the PNA compounds detected in groundwater could reflect impact from oils of varying chemical composition that may have been used in the past. The PNA's could exist, alternatively, as a result of infiltration of spilled chemicals historically used during normal garage operations into cracks within the asphalt or concrete paved surfaces.

Dissolved cadmium and lead were detected at concentrations exceeding current Type B groundwater cleanup criteria in well HP-3. It is possible that the relatively low levels of these metals represent naturally occurring background concentrations. Further analysis of background conditions would be required to support this possibility, however. No metal concentrations of concern were otherwise detected by laboratory analysis.


8.0   RECOMMENDATIONS

Based on our findings and conclusions, BCM has developed the following recommendations with respect to further site activities:

Sufficient soil and groundwater data are believed to have been generated by BCM, ATEC, and CTI to support that no further remedial action is necessary at the site with respect to the historic UST release west of the maintenance garage facility. Although BCM was unable to verify groundwater conditions within adjacent well GT-4, data from wells HP-1, HP-2, and HP-3 appear to confirm that no significant or widespread groundwater impact has occurred as a result of the UST release.

BCM recommends, however, that quarterly sampling of existing wells GT-1, GT-2, GT-3, and HP-1 be performed for a minimum period of one year to confirm this opinion and to verify that no further contaminant migration continues. We recommend that the proposed groundwater samples be submitted to a single independent laboratory for analysis of BTEX, MTBE, and dissolved lead.

Although BCM does not believe that the apparent hoist pit release requires reporting to any regulatory agency, it is our opinion that the owner/operator of the site is responsible for implementing initial abatement and corrective action as a private cleanup. To this extent, BCM recommends that, at minimum, a product collection system or pump be installed within the hoist pit excavation to collect and dispose of residual product as it migrates into the pit.

The excavation may remain open, allowing enhanced liquid collection, if the excavation is appropriately covered to eliminate the existing safety hazard, and if precautions are taken to prevent any surface spills of potential contaminants (e.g., solvents) used during normal garage operations from entering the excavation. Alternatively, the existing excavation could be used as an extraction trench by installing a well and pump mechanism below ground within the excavation. The excavation would be subsequently backfilled with sand and completed at ground surface with concrete.

With respect to the elevated dissolved PNA, cadmium, and lead concentrations in groundwater surrounding the hoist pit excavation, BCM recommends that wells HP-2 and HP-3 be re-sampled to verify the significance of the original sample data. If elevated levels are again detected, additional investigation may be warranted to evaluate whether the metal concentrations are naturally occurring or have resulted from the apparent hoist pit release.

If it is determined that the existing levels represent impact from the subject release, three primary approaches exist: (1) further remedial excavation could be performed to remove impacted soil and entrained impacted groundwater, (2) a relatively long-term groundwater collection system could be installed within the hoist pit excavation to extract impacted groundwater until residual levels meet acceptable cleanup criteria, or (3) additional investigation could be performed to delineate the potential area of impact and support a corrective action alternative of "no further action" due to the limited exposure potential and resulting risk from the elevated concentrations. BCM recommends that quarterly monitoring of existing and any future wells be performed for a minimum two-year period if the third alternative is selected ("no further action"), in order to verify that contaminant migration has not increased. We also suggest that each of the three corrective action alternatives would be applicable to address the dissolved PNA concentrations in well HP-2, if determined to be present following the recommended re-sampling.

      BCM notes that the relevancy of any or all of the aforementioned recommendations addressing the apparent hoist pit release may be at least partially dependent on site activities that reportedly have recently been performed by other firms. It is our understanding that further remedial excavation has been performed to widen and deepen the existing hoist pit excavation. BCM requests the opportunity to review any data generated as a result of such activities prior to providing more detailed recommendations concerning corrective action alternatives.

TABLE 2

SOIL ANALYTICAL RESULTS (mg/kg)
NORTHLAND SHOPPING CENTER


TABLE INTENTIONALLY OMITTED


NOTES:
1.   (mg/kg)= Milligrams per kilogram.
2.   ND - Concentration below method detection limit.
3.   NA - Not analyzed.
4. The Type B criteria presented for Cd, Cr, and Pb represent those for the protection of groundwater; direct contact values (e.g., ingestion) also exist. Background levels can be substituted, as appropriate, if above Type B criteria.
5. The Type criterion for Cr represents hexavalent chromium. The Type B level for trivalent chromium is 740 mg/kg (for the protection of groundwater).
6.   (--) - Not applicable.
TABLE 3

GROUNDWATER ANALYTICAL RESULTS (mg/l)
NORTHLAND SHOPPING CENTER

TABLE INTENTIONALLY OMITTED

NOTES:
1.   (mg/l)= Milligrams per liter.
2.   ND - Concentration below method detection limit.
3. (*) - Benzo(a)anthracene (@ 0.033 mg/l) and chrysene (@ 0.031 mg/l) were both detected above the Type B criterion for both of 0.005 mg/l. Fluoranthene (@ 0.030 mg/l) and pyrene (@ 0.037 mg/l) were detected at concentrations below the respective Type B criteria of 0.840 mg/l and
0.520 mg/l.
4. The Type B criteria presented for Cd, Cr, and Pb represent health-based levels established for drinking water. Background levels can be substituted, as appropriate, if above Type B criteria.
5. The Type B criterion for Cr represents hexavalent chromium. The Type B level for trivalent chromium is 37 mg/l.

TABLE 2

SOIL ANALYTICAL RESULTS (mg/kg)
NORTHLAND SHOPPING CENTER

TABLE INTENTIONALLY OMITTED
NORTHLAND SHOPPING CENTER
21500 NORTHWESTERN HIGHWAY
SOUTHFIELD, MICHIGAN

VOLUME 1 OF 2

PREPARED FOR:

EQUITABLE REAL ESTATE INVESTMENT MANAGEMENT INC.
ATLANTA, GEORGIA

BCM PROJECT NO. 00-6786-02


PREPARED BY:


______________________________________
ALLAN R. LONGYEAR



APPROVED BY:



_____________________________________
LARRY NODLER, RPG, REA
SECTION MANAGER

BCM ENGINEERS INC., FEBRUARY 1994


TABLE OF CONTENTS

VOLUME 1 OF 2
PAGE
STUDY PHILOSOPHY AND LIMITATIONS        ii
SURVEY SUMMARY  iii
PROJECT INFORMATION     1
1.0     GENERAL SITE DATA       2
2.0     SITE HISTORY AND AREA LAND USE  5
3.0     RED FLAG PROPERTIES     7
4.0     DATA SOURCES    11
5.0     IMMEDIATELY ADJACENT PROPERTIES 16
6.0     POTENTIAL ENVIRONMENTAL CONTAMINANTS    17
7.0     SURFACE AND SUBSURFACE INVESTIGATION    26
8.0     SPECIAL CONSIDERATIONS  28
9.0     GENERAL COMMENTS        30

VOLUME 2 OF 2

APPENDICES


STUDY PHILOSOPHY AND LIMITATIONS

GENERAL

The subject environmental assessment of the Northland Shopping Center property was performed in accordance with generally accepted methods and practices. This study was performed to identify environmental concerns which would be obvious to a professional and is not intended to represent an exhaustive research of all potential hazards which may exist at the subject property. The conclusions identified herein are based on available information and are not considered scientific certainties. In addition, this report does not purport to represent future site conditions or events. Situations or activities which transpire subsequent to this report and which may result in adverse environmental impact should not be construed as relevant to this study.

This report has been prepared for the exclusive use of Equitable Real Estate Investment Management Inc. This report and its findings shall not, in whole or in part, be disseminated to any other party, nor used by any other party without prior consent of BCM.

ASBESTOS

BCM has relied on previous asbestos inspection reports, information provided by General Growth Management, Inc. personnel (current property management firm), and engineering estimates, to provide approximate quantities and cost projections for asbestos abatement. No sampling was performed during the Phase I environmental assessment. Further, most buildings have hidden spaces which may not be immediately obvious to a surveyor who is not intimately familiar with the building construction. Consequently, locating and identifying materials containing asbestos in buildings is a difficult and time-consuming task. Complicating this task is the fact that asbestos was used in many forms and in many types of materials in the construction of buildings. In addition to known asbestos-containing materials, some of these materials, may also contain asbestos as a contaminant.

Although BCM uses trained and certified inspectors in attempting to locate and identify materials potentially containing asbestos, BCM does not warrant that all materials suspected to contain asbestos have been identified at the subject property. It is possible that additional materials potentially containing asbestos were not identified because of visibility or access limitations. It is also possible that the actual quantities of materials containing asbestos determined during the detailed design of a removal project, may differ from the quantities of materials estimated during this survey.

SURVEY SUMMARY
INTRODUCTION

BCM Engineers Inc. (BCM) was retained by Equitable Real Estate Investment Management Inc. (EREIM) of Atlanta, Georgia to conduct an environmental assessment of the Northland Shopping Center located in Southfield, Michigan. The intent of this assessment was to identify obvious adverse environmental conditions, suspect activities, and potentially hazardous waste or materials on or in the vicinity of this property.

SITE DESCRIPTION AND HISTORY

The Northland Shopping Center is a regional shopping center located approximately one-quarter mile north of the intersection of Eight Mile Road and Northwestern Highway in the City of Southfield, Oakland County, Michigan. Construction of the subject property began in 1952 and was completed in 1954. The site is approximately 128 acres in size. The center includes an enclosed shopping center and ancillary buildings housing the site power plant and maintenance operations. Based on a review of documents made available by General Growth Management, Inc. personnel, and a review of historical aerial photographs, the subject site was largely unimproved (farmland) prior to development of the Center in 1952. The exceptions included a single residential property and an approximate two acre parcel improved by the addition of a Quonset style building, both of which were observed in a 1949 aerial photograph. No information was identified which would indicate that the site was otherwise developed prior to 1949.

OFFSITE ENVIRONMENTAL CONSIDERATIONS

A review of the United States Environmental Protection Agency (USEPA) lists (National Priorities List [NPL] and CERCLIS) of cited and potential hazardous waste sites revealed no NPL or CERCLIS sites within a one-mile radius of the subject property.

The Michigan Environmental Response Act (MERA), Public Act 307, as amended, and administrative rules provide for the identification and evaluation of sites of environmental contamination in Michigan. In addition, Act 307 allows the Michigan Legislature to appropriate public funds for response activities when parties legally responsible for the contamination are unwilling or unable to undertake necessary response activities. Act 307 provides the state with the ability to take action at sites that are not eligible for remedies under the federal Superfund program. A review of the list of Michigan Sites of Environmental Contamination (Act 307, proposed list updated in November 1993 for fiscal year 1995) revealed no such sites within a one-mile radius of the subject property.

One light industrial property was noted, the Detroit Light Guard Armory, located approximately one-quarter mile to the southeast, was identified within a one-half mile radius of the subject property. No landfills were identified within a one-half mile radius of the subject property.

Eleven properties currently or previously maintaining underground storage tanks (USTs), including two separate addresses for tanks in service at the subject property, were noted within a one-quarter mile radius of the subject site. The name, address, file number, and proximity of each of the eleven sites are listed below:

     Facility Name                           Location Address
                  Relative Proximity
.       Northland Center                        BC-2 Concourse
             Subject Property
     MI0-000666
     Northland Shopping Center       21500 Northwestern Hwy.
  Subject Property
     MI0-006081
     Firestone Master Care           21125 Greenfield Road
  Adjacent SE
     MI0-008448
     JC Penny, former Goodyear       Greenfield Road
  Adjacent East
     MI0-035278
     Providence Hospital             16001 Nine Mile
1/4-mile North
     MI0-000009
     Southfield Administrative               16025 Northland
Drive   1/4-mile SW
     MI0-021382
     North Park Towers               16500 North Park Road
1/4-mile NW
     MI0-036027
     Providence Emergency            22250 Providence Drive
1/4-mile North
     MI0-015863
     Jax Kar Wash                    15421 Eight Mile Road
1/4-mile SE
     MI0-001954
     Detroit Armory                  15000 Eight Mile Road
1/4-mile SE
     MI0-011456
     Facility Name                           Location Address
                  Relative Proximity
     Shell Service Station           15450 Nine Mile Road
1/4-mile NE
     MI0-010442
     American Exhaust Systems        15441 Nine Mile Road
1/4-mile NE
     MI0-019751

Based upon a review of the Michigan Department of Natural
Resources (MDNR) list of identified leaking underground storage tank (LUST) sites (November 1993), the following four sites were identified within a 1/2-mile radius of the subject property:

     Facility Name                           Location Address
                  Relative Proximity
     Detroit Armory                  15000 Eight Mile
  1/4-mile SE
     MIAIC#05088
     American Exhaust Systems        15441 Nine Mile
1/4-mile NE
     MIAIC#03495
     North Park Towers               16500 North Park
  1/4-mile NW
     MIC#1526-92
     WWJ Radio Station               16550 Nine Mile
1/2-mile North
     MIS#2262-92

Four Resource Conservation Recovery Act (RCRA) hazardous waste generating facilities (inclusive of the subject property) were identified within an approximate one-quarter mile radius of the subject property. No violations or enforcement actions were noted based on a review of database information.

No reported hazardous materials incidents were identified within a one-quarter mile radius of the subject property based on a review of the Emergency Response Notification System (ERNS) database.

ONSITE ENVIRONMENTAL CONSIDERATIONS

No outdoor electrical power transformers were observed at the subject property. Twenty-three indoor transformers were identified at the study site. The transformers are owned and maintained by EREIM. Twenty-one of the transformer units are dry-type. Dry-type transformers do not use dielectric fluids that may potentially contain polychlorinated biphenyls (PCBs). The remaining two transformers are vaporization-cooled (freon based) units and are labeled as non-PCB containing.

BCM conducted a limited scope survey of lead in drinking water at the Northland Shopping Center property. Three water samples were collected (taken first draw) and submitted for laboratory analysis. The analytical results indicated a lead concentration in one of the three samples above 0.015 milligram per liter (mg/l), the maximum contaminant level for lead in drinking water as established by the State of Michigan Safe Drinking Water Act (Act 399 P.A. 1976). The elevated lead concentration of 0.029 mg/l was obtained in a sample from a water cooler on the lower level of the Champs tenant space. The remaining two sample results were found to be at or below the method detection limit of 0.001 mg/l.

The Michigan Department of Public Health provided results of radon gas testing in the Oakland and Wayne County area. Of the buildings tested, less than 20 percent contained levels above 4.0 picoCuries per liter (pCi/L), the level at which EPA recommends follow-up testing and evaluation. Based on the available data, six radon canisters were placed at selected locations within a site during BCM's assessment to evaluate radon concentrations. The results of the radon tests indicate radon an average radon concentration of less than 0.55 pCi/L. Based upon analytical results and available information, radon does not appear to pose a significant risk to occupants at the subject site.

One registered underground storage tank (UST), located west of the onsite Maintenance Building, was identified in use at the subject site. The 4,000-gallon capacity UST is used for the storage of unleaded gasoline to fuel maintenance and security vehicles. The tank is constructed of single-wall fiberglass and provided with secondary containment, overfill prevention, and an observation well. The tank was installed in January 1991 as replacement for two 2,000-gallon capacity gasoline (one unleaded and one leaded) UST systems, which were found to have failed. Based on available information, corrective action included removing the two USTs in December 1990, disposing of approximately 215 cubic yards of contaminated soils, and collecting four sidewall and one bottom sample for closure. The closure samples contained non-detected concentrations of benzene, toluene, ethylbenzene, and total xylenes (BTEX). The 4,000-gallon replacement UST was installed in the same location as the previous tanks.

Available information from the Michigan State Police, Fire Marshal Division (MSFM) and Michigan Department of Natural Resources (MDNR), Emergency Response Division, Southeast Michigan District, no release has been reported at the subject site. Notification for the removal of the USTs and the closure report were received by the MSFM. No information was made available by site personnel or others indicating that the site is closed based on MSFM review. The closure report did not address potential impact shallow groundwater beneath the site.

In addition to the gasoline USTs, the Northland Shopping Center previously maintained four 25,000-gallon capacity USTs that stored No. 6 bunker oil for onsite heating purposes. The tanks were located within a landscaped area north of the Power House Building, and removed in December 1989. Although the four USTs were unregulated with respect to the Michigan Underground Storage Tank Act (Act 423), available registration documents indicate that the tanks were registered. Based on available information, eight soil samples were collected at unidentified locations during or following removal activities. The analytical results indicated that benzene was detected at a concentration of 54 micrograms per kilogram (ug/kg) in one of the samples.

Concurrent with the Phase I environmental assessment, BCM performed a limited subsurface investigation to evaluate the potential for adverse environmental impact at the subject site resulting from UST systems formerly and currently in place. The results of the subsurface investigation indicated the presence of hydrocarbon contamination in soil and groundwater near the current/former gasoline USTs. Contaminant levels in soil were below MDNR Type B cleanup criteria; however benzene and methyl-tertiary-butyl ether were detected in groundwater at concentrations above Type B criteria. No evidence of subsurface impact was noted at the former bunker fuel oil USTs. A detailed summary of BCM's findings and recommendations is presented in Appendix I, Limited Subsurface Investigation Report.

In addition to the existing UST, one aboveground storage tank
(AST) was also identified at the subject property. The tank is of approximate 500-gallon capacity and used to store diesel fuel. The tank is skid-mounted and located on an asphalt paved surface approximately 80 feet west of the northernmost portion of the Maintenance Building. During our facility inspection, evidence of spillage was observed near the AST. Surface water runoff with an oil sheen was also observed in this area, flowing westerly away from the Maintenance Building. No secondary containment currently exists for the AST. No information was available indicating that the facility has a spill prevention and counter-measure plan in place, in accordance with EREIM protocol.


During a return visit to the site on February 23, 1994, visible and olfactory evidence of contamination was observed by BCM at the location of a hoist pit undergoing excavation and removal in the Maintenance Building garage. The hoist pit was located approximately 30 feet east of the current UST system. Based on information obtained from Mr. Martin Geralt, maintenance supervisor for General Growth Management, Inc., the hoist pit contained 40 gallons of hydraulic oil and had recently failed. The hoist is being replaced with an aboveground unit by a local contractor. Mr. Geralt stated that a consulting firm would sample excavated soil to evaluate whether subsurface impact has occurred.

Chemicals other than small quantities of general cleaning products were noted in use or in storage at the subject property. These chemicals included 55-gallon drums of waste oil, hydraulic fluid, water soluble degreaser, antifreeze, Zep safety solvent, kerosene, trichlorethane, motor oil , mineral spirits, Zep Dynasol parts cleaner, and water treatment chemicals. Material Safety Data Sheets (MSDS) are maintained on file in accordance with the Northland Shopping Center hazard communication program.


During BCM's physical site inspection, drum storage was detected in the Power House tool crib area and within a storage building constructed within the F-Building parking lot (Gilson Incorporated space). No secondary containment was provided within these areas. In addition, based on discussions with site personnel, solvents stored in the Tool Crib area may not have any current usage.

A number of tenants in the shopping center utilize hazardous materials or generate some type of non-domestic waste. Tenants of interest include CPI Photo Finish, LeRoy's Jewelers, Meyers Jewelers, Shifrins Jewelers, Craftsman Jewelers, Simmons and Clark Jewelers, and Professional Dental Clinic. None of these tenants conduct activities which would cause adverse environmental impact to the property under normal conditions. No record of environmental regulatory violations being issued to these facilities was identified. BCM identified no environmental concerns associated with these tenants at this time.

The Northland Shopping Center is a RCRA-permitted facility as a result of previous UST removal projects. At the time of the facility inspection, contained wastes of a potential hazardous nature were identified at the subject site. Gilson Incorporated/Gittleman's Fur Storage (Gilson) operates a fur cleaning and storage business in the lower level of Building F. As part of the fur cleaning process, tetrachloroethylene (or perchloroethylene [PCE]) is placed onto the fur lining of a garment. The fur is then placed into a mechanical drum with sawdust to clean and condition the fur. Based on our understanding of the process, the waste sawdust likely requires treatment and/or disposal as a RCRA hazardous waste, unless it can be delisted or rendered non-hazardous by onsite reclamation or treatment. Based on information provided by John McGuire, director of fur services for Gilson, approximately 400 pounds of sawdust are generated as waste annually. Currently, the waste sawdust is emptied into a dumpster located in the service corridor within the tunnel area.

BCM reviewed available asbestos survey reports, interviewed General Growth Management, Inc. personnel, and performed a limited visual inspection (approximately 10%) of tenant spaces, in an attempt to identify asbestos-containing materials (ACM) at the subject property. The inspection was performed to identify the presence, location, and quantity of ACM within the facility, and provide general cost estimates for abatement. Suspect ACM was identified during our inspection, including straight pipe and pipe joint insulation (generally on steam, chilled water, and domestic water lines), gypsum wallboard, suspended ceiling tiles, glued-on ceiling tiles, and vinyl floor tile.

Based on the results of previous surveys, the straight pipe and pipe joint insulation, and floor tile were determined to be asbestos-containing. Insufficient evidence was available to assess the common areas (mall enclosure) of the Northland Shopping Center. Specifically, suspended ceiling tile and gypsum wallboard materials in the common areas have not been tested.
BCM recommends that site specific surveys be performed prior to future construction or renovation within the Northland Shopping Center, or if suspect materials at the subject site are to be disturbed by general maintenance activities such as sanding, drilling, sawing, or scraping, which may generate dust. The reports of previous asbestos surveys for the Northland Shopping Center are presented in Appendix D.

The identified asbestos-containing materials at the Northland Shopping Center property can be properly managed with the implementation of an Operations and Maintenance (O&M) Program and therefore, may not need to be removed for some time, unless dictated by renovation or demolition plans. In accordance with current regulations all such affected materials must then be removed. The O&M Program, developed using guidelines established by the Occupational Safety and Health Administration (OSHA) and the Environmental Protection Agency (EPA), allows the ACM to remain in place until (1) there is deterioration of the materials, (2) building renovation is instituted which might disturb the ACM, or (3) certain activities under the O&M program may require partial removal.

CONCLUSIONS AND RECOMMENDATIONS

Based upon available information and our site reconnaissance, BCM noted the following items of significant environmental concern and makes the following recommendations:

The results of the subsurface investigation performed concurrently with the Phase I environmental assessment indicated the presence of hydrocarbon contamination in soil and groundwater near the current/former gasoline USTs. A detailed summary of BCM's findings and recommendations is presented in Appendix I, Limited Subsurface Investigation Report.

BCM recommends that secondary containment be provided for a 500-gallon capacity diesel AST located west of the Maintenance
Building. Further, if required, a spill prevention, control, and counter-measure plan should be implemented.

With respect to the former hoist pit located in the Maintenance Building garage, BCM recommends that given the age of the hoist pit (presumably installed during construction of the Northland Shopping Center in the early 1950's), and considering that the hoist pit is near the current UST, soil samples should be collected from the hoist pit excavation and be analyzed for PCBs and BTEX to evaluate any impact to the surrounding soil.

Based on available information and our understanding of the dry-cleaning process, the waste sawdust generated by Gilson likely requires treatment and/or disposal as a RCRA hazardous waste, unless it can be delisted or rendered non-hazardous by onsite reclamation or treatment. Current levels of waste sawdust generated would suggest that Gilson is a small quantity generator (i.e., less than 1,000 kg/month).

During BCM's physical site inspection, drum storage was detected in the Power House Tool Crib area and within a storage building constructed within the F-Building parking lot (Gilson
Incorporated space). To the extent possible, secondary containment be provided for these areas. In addition, any chemicals that are no longer used should be disposed of.

Asbestos-containing material was identified at the subject property based on a review of existing reports of asbestos sampling and analysis. Further sampling is required to evaluate the ACM at the site in the common areas (mall enclosure). BCM further recommends that an O&M plan be developed and implemented.

Based on elevated lead detected in one of three collected samples, BCM recommends that additional lead in water sampling be conducted to include, at a minimum, all drinking fountains on the lower level.

BCM recommends that Northland Shopping Center management explore the possibility of reclaiming past UST (fuel oil) fees from the MSFM. In addition, any issues regarding registration/deregistration of USTs (specifically, the existing UST system is registered under two separate addresses) at the subject site should be resolved.

Four sites within one-half of a mile of the subject site were identified as having confirmed releases from their tank systems.
Based on the physical locations of the sites, and in consideration of owner/operator responsibility for the cleanup of LUST sites, none of the four sites appear to present a significant environmental threat to the subject property.

Seven additional sites exist within one-quarter mile of the subject property which maintain underground storage tanks or are identified as RCRA-permitted facilities. Based on available information (i.e., no reported releases and/or their physical locations), none of the sites appear to pose a significant environmental threat to the subject property.

PROJECT INFORMATION DATA FORM

I.      CLIENT INFORMATION

     Project Name:           Northland Shopping Center

     Client Name:                    Equitable Real Estate
Investment
                         Management, Inc.


     Project Contact:                Mr. Brice Williams,
                         Director, Environmental Affairs
                         Equitable Real Estate Investment
                         Management, Inc.
                         (404) 239-5837


II.     PROPERTY INFORMATION

     Project Address:                Northland Shopping Center
                         21500 Northwestern Highway
                         Southfield, Michigan  48075


     County:                 Oakland

     Site Contact:                   Mr. William Bushaw

     Affiliation:                    General Growth Management,
Inc.

     Directions to Site:             The Northland Shopping
Center property is located approximately one-quarter mile north of the intersection of Eight Mile Road and Northwestern Highway in the City of Southfield, a northern suburb of the City of Detroit.

1.0    GENERAL

  1.1   SITE DATA

(A)USE/OPERATION:  Regional shopping center.

(B) GENERAL LOCATION: The subject property is located at 21500 Northwestern Highway, approximately one-quarter mile north of the intersection of Eight Mile Road and Northwestern Highway, in the City of Southfield, Oakland County, Michigan (Reference Appendix C, Site Location Map).

(C) NUMBER OF BUILDINGS: The subject property consists of an enclosed single level shopping center with full basement and a detached power house and maintenance building. The basement includes tenant spaces, storage service corridors, and a truck tunnel.

(D)     BUILDING SIZE (approx.):  The shopping center building is
2.13 million gross square feet in size.

(E) PROPERTY SIZE (approx.): The subject property is approximately 128.58 acres in size.

(F) BUILDING CONSTRUCTION: The subject property is of structural steel and concrete block construction. The exterior finish is brick, concrete, and glass at entrance areas. The roofing consists of built-up tar pitch systems. The interior finishes typically consist of wood, gypsum wallboard, glued-on or suspended ceiling tiles, and unfinished concrete, terrazzo, ceramic tile, wood, vinyl tile, or carpeted flooring. The Northland Shopping Center is serviced by an outparcel Power House which houses four gas-fired boilers. Heating and cooling are distributed to tenant fan units from the Power House. In some areas, air conditioning is provided by rooftop mounted packaged units.

(G) BUILDING AGE OR DATE CONSTRUCTED: Construction of the subject property began in 1952 and was completed in 1954.



1.2     TENANT LIST:

(A) TENANTS: The Northland Center currently has over 100 tenants. An updated tenant listing is presented in Appendix D, Tenant List.

(B) TENANT ACTIVITIES OF CONCERN: Gilson Incorporated/Gittlemans Fur Storage (Gilson) operates a fur cleaning and storage business in the lower level of Building F. As part of there fur cleaning operations, tetrachloroethylene (or perchloroethylene [PCE]) and a Scotchgard equivalent are utilized. The PCE is supplied to the lower level from a ground level storage building constructed within a landscaped island within the Building F parking lot. The storage building is constructed of concrete blocks with a poured slab-on-grade foundation. At the time of the facility inspection, one 55-gallon drum of PCE and one unlabeled (reportedly PCE) 25-gallon drum, presumably used as a back up source, were identified onsite. No evidence of improper handling of the material or spillage was noted. However, no spill containment was observed in the storage area. The Scotchgard is purchased in small quantities (5 gallon or less containers) and dispensed onto garments in a spray booth area.

As part of there fur cleaning process PCE is placed onto the fur lining of the garment. The fur is then placed into a mechanical drum with sawdust to clean and condition the fur. Based on information provided by John McGuire, Director of Fur Service for Gilson, approximately 400 pounds of sawdust are used annually. Currently, the waste sawdust is emptied into a dumpster located in the service corridor within the tunnel area.

Based on information obtained from Inspector Fryfogle with the Southfield Fire Department, ventilation systems were installed to exhaust air from the cleaning area through the roof of the building. The Michigan Department of Natural Resources (MDNR), Air Quality Division, issued a letter to Gilson stating that dry cleaning equipment with capacities of 100 or less pounds of clothes is exempt from potential air permitting requirements.
Mr. John McGuire, director of fur services for Gilson, indicated during a telephone conversation with a MDNR representative that the dry cleaning drum has a capacity of less than 100 pounds. Additional information is presented in Section 4.1 Interviews, Appendix A Correspondence, and Appendix G Photographs.

In addition, a number of tenants in the shopping center utilize hazardous materials or generate some type of non-domestic waste. Tenants of interest include CPI Photo Finish, LeRoy' Jewelers, Meyers Jewelers, Shifrins Jewelers, Craftsman Jewelers, Simmons and Clark Jewelers, and Professional Dental Clinic. None of these tenants conduct activities which would cause adverse environmental impact to the property under normal conditions. No record of environmental regulatory violations being issued to these facilities was identified. BCM identified no environmental concerns associated with these tenants at this time. Additional information is presented in Section 4.1 Interviews.


1.3 SITE DESCRIPTION: The enclosed shopping center is located in the center of an irregular shaped lot approximately
128.58 acres in size. The property includes frontage along Northwestern Highway to the west, Northland Drive to the south, J.L. Hudson Drive to the north, and Greenfield Road to the east. Outside asphalt paved parking is available for approximately 10,000 cars. With the exception of the Hudson's west parking lot (which is at a lower level than adjacent lots) the site topography is generally very flat with a slight gradient for surface drainage toward storm sewer inlets along paved surfaces.

Topographic maps generated by the U.S. Geological Survey were reviewed to identify site features which may indicate general trends of groundwater flow. Based on the regional topography the general direction of groundwater flow is likely to be southeasterly. However, to accurately assess groundwater flow and direction, site-specific tests would need to be conducted. Further, variations in climatic conditions, as well as seasonal fluctuations, may affect such determinations.

1.4     SKETCH OF PROJECT SITE:  Reference Appendix B, Site
Drawing

2.0    SITE HISTORY AND AREA LAND USE

  2.1   SITE HISTORY

(A) PREVIOUS OWNERSHIP AND ACTIVITIES: Based on a review of documents made available by General Growth Management, Inc. personnel, and a review of historical aerial photographs, the subject site was largely unimproved (farmland) prior to development of the Center in 1952. The exceptions included a single residential property and an approximate two acre parcel improved by the addition of a Quonset style building, both of which were observed in a 1949 aerial photograph. No information was identified which would indicate that the site was otherwise developed prior to 1949.

(B) DATE OF CURRENT SITE DEVELOPMENT: The current site was developed by the J.L. Hudson Company beginning in 1952 and completed in 1954. The Northland Center was originally an open shopping center anchored by Hudson's. Expansion, including the addition of J.C Penny as a second anchor tenant, and enclosure of the Northland Center was completed in late 1974. Additional stores were also added in 1981 and 1988. The 1988 expansion included the addition of a third anchor tenant, MainStreet. The MainStreet store was sold to Kohl's Department Stores (the current tenant) later in 1988.

  2.2   AREA LAND USE:

(A) GENERAL LAND USE IN AREA: Information provided by the City of Southfield Planning Department indicates that the subject site is zoned RS (Regional Shopping). The surrounding properties are dominated to the north and east by commercial properties, including multi-story office buildings, a regional hospital, and retail centers. The subject is bound to the west by Northwestern Highway (U.S. 10) which is a major thoroughfare in the area.
West of Northwestern Highway are residential developments. Area land use to the south includes development of high-rise apartments and office buildings. Commercial and light industrial development is observed south along the Eight Mile Road corridor.





(B) AREA LAND USE PRIOR TO CURRENT DEVELOPMENT: Aerial photographs made available from Detroit Edison and the Oakland County Planning Department were reviewed for the years 1949, 1981, and 1990. In the 1949 aerial photograph development in the area was observed as rural residential in character. The 1981 aerial photograph depicts the general area as similar to present day conditions, residential and commercial in character. In the 1990 aerial photograph, the area land use was observed as improved similar to present day conditions.

(C) MAJOR WATERWAYS AND/OR SURFACE FEATURES IN AREA: The major surface feature in the area is the Rouge River, located approximately five miles to the west of the subject property.

(D)     DOES THIS SITE HAVE THE POTENTIAL TO BE CLASSIFIED AS
"WETLANDS?"  None Identified.

(E)     IS THIS PROPERTY NEAR "WETLANDS?"  None Identified.

3.0     "RED FLAG" PROPERTIES
3.1    NATIONAL PRIORITIES LIST (NPL), CERCLIS, OR MICHIGAN ACT
307    SITES WITHIN A ONE-MILE RADIUS:

     NPL SITES

     A review of the United States Environmental Protection Agency National Priorities List (NPL) of hazardous waste sites eligible for federal funding did not indicate the presence of any such sites within a one-mile radius of the subject property.


     CERCLIS SITES

     The USEPA CERCLIS List (extracted from the EPA October 18,
1993) was reviewed for hazardous waste sites scheduled for evaluation for inclusion on the NPL. No CERCLIS sites were identified within a one-mile radius of the subject property.

     MICHIGAN ACT 307 SITES

     The Michigan Environmental Response Act (MERA), Public Act 307, as amended, and administrative rules provide for the identification and evaluation of sites of environmental contamination in Michigan. In addition, Act 307 allows the Michigan Legislature to appropriate public funds for response activities when parties legally responsible for the contamination are unwilling or unable to undertake necessary response activities. Act 307 provides the state with the ability to take action at sites that are not eligible for remedies under the federal Superfund program.

     A review of the list of Michigan Sites of Environmental
Contamination (Act 307, proposed list updated in November 1993 for fiscal year 1995) revealed no sites within a one-mile radius of the subject property.

  3.2   FACTORIES, INDUSTRIES OR LANDFILLS WITHIN A ONE-HALF MILE
RADIUS:

     One light industrial property was noted, the Detroit Light Guard Armory, located approximately one-quarter mile to the southeast, was identified within a one-half mile radius of the subject property. No landfills were identified within a one-half mile radius of the subject property.

  3.3   (A)     PROPERTIES WITH SUSPECTED UNDERGROUND STORAGE
TANKS WITHIN A ONE-QUARTER MILE RADIUS:

     Michigan State Police Fire Marshal (MSFM) records containing information regarding the existence of underground storage tanks (subject to registration as required by Michigan Act No. 423, as amended) at the subject property, and identified sites housing one or more registered underground storage tanks within an approximate one-quarter mile radius was obtained from Agency Information Consultants, Inc. (AIC). Based on a review of AIC provided information and visual drive-by inspections, the following locations were identified as currently or previously maintaining underground storage tanks:

     Facility Name/State I.D.                Location Address
                  Relative Proximity
.       Northland Center                        BC-2 Concourse
             Subject Property
     MI0-000666
     Northland Shopping Center       21500 Northwestern Hwy.
  Subject Property
     MI0-006081
     Firestone Master Care           21125 Greenfield Road
  Adjacent SE
     MI0-008448
     JC Penny, former Goodyear       Greenfield Road
  Adjacent East
     MI0-035278
     Providence Hospital             16001 Nine Mile
1/4-mile North
     MI0-000009
     Southfield Administrative               16025 Northland
Drive   1/4-mile SW
     MI0-021382
     North Park Towers               16500 North Park Road
1/4-mile NW
     MI0-036027
     Providence Emergency            22250 Providence Drive
1/4-mile North
     MI0-015863

     Facility Name                           Location Address
                  Relative Proximity
     Jax Kar Wash                    15421 Eight Mile Road
1/4-mile SE
     MI0-001954
     Detroit Armory                  15000 Eight Mile Road
1/4-mile SE
     MI0-011456
     Shell Service Station           15450 Nine Mile Road
1/4-mile NE
     MI0-010442
     American Exhaust Systems        15441 Nine Mile Road
1/4-mile NE
     MI0-019751

(B)     REVIEW OF STATE LEAKING UNDERGROUND STORAGE TANK (LUST)
LIST FOR RECORDS OF LEAKS OR PRESENCE OF TANKS NOT IDENTIFIED
DURING SITE RECONNAISSANCE:

Based upon a review of the Michigan Department of Natural
Resources (MDNR) list of identified leaking underground storage tank (LUST) sites (November 1993), the following four sites were identified within a 1/2-mile radius of the subject property:

     Facility Name                           Location Address
                  Relative Proximity
     Detroit Armory                  15000 Eight Mile Road
1/4-mile SE
     MIAIC#05088
     American Exhaust Systems        15441 Nine Mile Road
1/4-mile NE
     MIAIC#03495
     North Park Towers               16500 North Park
  1/4-mile NW
     MIC#1526-92
     WWJ Radio Station               16550 Nine Mile Road
1/2-mile North
     MIS#2262-92

  3.4   HAZARDOUS WASTE GENERATORS WITHIN A ONE-QUARTER MILE
RADIUS:

     A review of available information concerning hazardous waste treatment, storage, and disposal (TSD) facilities did not reveal any such sites within a one-mile radius of the property. Four Resource Conservation Recovery Act (RCRA) hazardous waste generating facilities were identified within an approximate one-quarter mile radius of the subject property:

     Facility Name                           Location Address
                  Relative Proximity
     Northland Shopping Cenetr       21500 Northwestern
          Subject Property
     MID985658772
     Providence Hospital             16001 Nine Mile Road
1/4-mile North
     MID068835206
     North Park Towers               16500 North Park
  1/4-mile NW
     MID010863983
     BDW Designs                     16250 Northland Drive
1/4-mile SW

4.0    DATA SOURCES
  4.1   INTERVIEWS

     INTERVIEWER: Allan Longyear     DATE OF INTERVIEW:
2/16-23/94

1.      NAME:           Mr. Bill Bushaw

     TITLE/JOB:              Special Projects Coordinator
     AFFILIATION:    General Growth Management, Inc.

     ADDRESS:                Northland Shopping Center

                    21500 Northwestern Highway
                    Southfield, MI 48075
     PHONE:          (810) 569-6283

REMARKS: Mr. Bushaw served as site escort and provided information on site construction, history, and tenant operations.
Mr. Bushaw also provided previous environmental reports.


     INTERVIEWER: Allan Longyear     DATE OF INTERVIEW: 2/16/94


2.      NAME:           Mr. Tom Torrence

     TITLE/JOB:              Chief Engineer
     AFFILIATION:    General Growth Management, Inc.

     ADDRESS:                Northland Shopping Center

                    21500 Northwestern Highway
                    Southfield, MI 48075
     PHONE:          (810) 569-6290

REMARKS: Mr. Torrence provided information regarding facility chemical storage and hazardous materials management.


     INTERVIEWER: Allan Longyear     DATE OF INTERVIEW: 2/16/94


3.      NAME:           Mr. John McGuire

     TITLE/JOB:              Director of Fur Operations
     AFFILIATION:    Gilson, Inc.

     ADDRESS:                C/O Hudson's
                    21500 Northwestern Highway
                    Southfield, MI 48075
     PHONE:          (810) 423-6004

REMARKS:   Mr. McGuire provided information regarding fur
cleaning operations conducted at the subject site.


     INTERVIEWER: Allan Longyear     DATE OF INTERVIEW: 2/22/94


4.      NAME:           Inspector Randall Fryfogle

     TITLE/JOB:              Fire Inspector
     AFFILIATION:    Southfield Fire Department

     ADDRESS:                2600 Evergreen
                    Southfield, MI 48076
     PHONE:          (810) 354-7807

REMARKS:   Inspector Fryfogle provided information regarding
environmental incidents in the study area and regarding chemical usage at the subject site.


  4.2  DOCUMENTS REVIEWED
     Aerial Photographs and Maps:

1)      Title:          Aerial Photo
     Location:       Southfield
     Source: Detroit Edison
     Date of Photo/Map:      1949

2)      Title:          Aerial Photo
     Location:       Southfield
     Source: Detroit Edison
     Date of Photo/Map:      1981

3)      Title:          Aerial Photo
     Location:       Southfield
     Source: Oakland County Planning
     Date of Photo/Map:      1990

4)      Title:          Wetlands Inventory Map
     Location:       Southfield
     Source: Oakland County Planning
     Date of Photo/Map:      1989

5)      Title:          Topo Map
     Location:       Royal Oak Quadrangle
     Source: USGS
     Date of Photo/Map:      1968 - photo revised 1983

     Comments:

     1) The 1949 photograph depicts the subject property largely as unimproved. The exceptions included a single residential property and an approximate two acre parcel improved by the addition of a Quonset style building.

     2) The subject property was observed as developed similar to present conditions.

     3) The subject property was observed as developed similar to present conditions.

     4) No wetlands were identified at or near the subject property.

     5) The predominate surface feature in the area is the Rouge River, located approximately five miles west of the subject property.

Documents:

1)      Title:          NPL
     Location:       Region IV
     Source: USEPA
     Date of Source:   October 18, 1993

2)      Title:          CERCLIS
     Location:       Region IV
     Source: USEPA
     Date of Source:   October 18, 1993

3)      Title:          Radon in Michigan
     Location:       Michigan
     Source: Michigan Dept. of Public Health
     Date of Source:   1988

4)      Title:          EPA RCRA Hazardous Waste Registration
(RCRIS) List
     Location:       Wayne County, MI
     Source: USEPA
     Date of Source:   June 20, 1993

5)      Title:          LUST List
     Location:       State of Michigan
     Source: MDNR-ERD
     Date of Source:   February, 1994

6)      Title:          Michigan Sites of Environmental
Contamination,
     Location:       Act 307, Michigan
     Source: MDNR
     Date of Source:   November 1993 for fiscal year 1995

7)      Title:          Active Permitted Landfills
     Location:       Oakland County, Wayne County, MI
     Source: Oakland and Wayne County Health Departments
     Date of Source:  1992





     Comments:

     1) No NPL sites were identified within a one-mile radius of the subject property.

     2) No CERCLIS sites were identified within a one-mile radius of the subject property.

     3) Limited radon screening was performed in the study area. Radon levels are generally documented to be low in the area of the subject property.

     4) The subject property is listed as a hazardous waste facility. Three additional sites were identified within an approximate 1/4-mile radius of the subject property.

     5) Four LUST sites were identified within a one-half mile radius of the subject property.

6) No Michigan Act 307 sites were identified located within a one-mile radius of the subject property.

7) No landfills were identified located within a one-mile radius of the subject property.


5.0    IMMEDIATELY ADJACENT PROPERTIES

  5.1   DESCRIPTIONS

     NAME                            LOCATION
  OPERATION

Providence Hospital Parking             North Beyond
     Parking
                         J.L. Hudson Drive

Northland Theater                       North Beyond
     Entertainment
                         J.L. Hudson Drive

Plaza Hotel                             North Beyond
     Hotel
                         J.L. Hudson Drive

Tower !4                                Adjacent North
Office
                         Outparcel

Residential                             West Beyond
     Residential
                         Northwestern Highway

Telcom Credit Union                     Adjacent Southwest
     Banking
                         Outparcel

The Rafters                             South Beyond
     Apartments
                         Northland Drive

Northland Towers                        South Beyond
     Office
                         Northland Drive

The Rafters                             South Beyond
     Apartments
                         Northland Drive

Firestone                               Adjacent Southeast
     Automotive Repair
                         Outparcel

Goodyear,                               Adjacent East
     Automotive Repair
Future Montgomery Wards         Outparcel
(Currently Vacant)

Northland Plaza                 West beyond
Retail Strip Center
                         Greenfield Road

  5.2   SKETCH IN RELATIONSHIP TO PROJECT SITE: See Appendix B.

6.0     POTENTIAL ENVIRONMENTAL CONTAMINANTS


     6.1     SUSPECT ACM?                                    YESX   NO__

          (A) NUMBER OF SAMPLES TAKEN: None, location and approximate quantities of ACM are based on a review of existing reports, a visual inspection of approximately 10% of the tenant spaces, and information provided by General Growth Management, Inc. personnel.

(b) SUSPECT ACM CHECKLIST:

     FRIABLES        PRESENT SAMPLED
 1.     Boiler Insulation       Y    N X U              Y    N

 2.     Pipe Insulation Y X N    U              Y    N ..
 3.     Pipe Fittings   Y X N    U              Y    N
 4.     Tank Insulation Y X N    U              Y    N
 5.     Duct Interiors  Y    N X U              Y    N
 6.     Duct Exteriors  Y    N X U              Y    N
 7.     Heat Exchangers Y    N X U              Y    N
 8.     Blowers Y    N X U              Y    N
 9.     Chiller Insulation      Y  X N   U              Y    N

10.     Blown-on Fireproofing (columns) Y    N X U              Y
  N
11.     Blown-on Fireproofing (beams)   Y    N X U              Y
  N
12.     Blown-on Fireproofing (decks)   Y    N X U              Y
  N
13.     Blown-on Fireproofing (shafts)  Y    N X U              Y
  N
14.     Blown-on Fireproofing (walls)   Y    N X U              Y
  N
15.     Blown-on Fireproofing (ceilings)        Y   N_X U       Y
  N__
16.     Textured Paint (ceilings)       Y    N X U              Y
  N
17.     Textured Paint (walls)  Y X N    U              Y    N

18.     Plaster (ceilings)      Y    N X U              Y    N

19.     Plaster (walls) Y    N X U              Y    N
20.     Blown-in Insulation (attic, etc.)       Y    N X U
     Y    N
21.     Suspended Ceiling Tiles Y X N__U        Y    N__
22.     Glued-on Ceiling Tiles  Y X N__U        Y    N__

COMMENTS:

(b) SUSPECT ACM CHECKLIST (cont.)

     NORMALLY
     NON-FRIABLES    PRESENT SAMPLED
23.     Floor Tile      Y X N__U        Y    N__
24.     Roof Felt       Y X N    U              Y    N
25.     Shingles        Y    N X U              Y    N
26.     Transite Siding Y    N X U              Y    N
27.     Transite Panels Y    N X U              Y    N
28.     Stucco  Y    N X U              Y    N
29.     Fire Curtains   Y    N X U              Y    N
30.     Fire Doors      Y X N    U              Y    N
31.     Soils in crawl spaces   Y    N X U              Y    N

32.     Sheet vinyl flooring    Y X N    U              Y    N

33.     Sheetrock Joint Compound        Y X N    U              Y
  N

(c) TENANT SPACES WHERE ACM HAS BEEN REMOVED:

     Building I:     937, 934, 928, 925, 901, 904, 907, 910, 913,
916, 919, and 80%  of                      the basement area (13
of 20 basement tenant spaces).

     Building N:     Open court, and 20% of the basement area (6
of 15 basement tenant                       spaces).

     Building F:     852, 849, 846, 843, 830, 825, 828, 819, 816,
813, 803, 801, 804, 810,           807, and 50% of the basement
area (8 of 40 tenant spaces).

     Building J:     752, 737, 734, 731, 725, 719, 716, 789, 788,
775, 761, 758, 707, 704,                   and 701.

     Building B:     201, 228, 232, 240, and 20% of the basement
area (6 of 15 tenant                                spaces).

     Building C:     301, 310, 313, 316, 319, 325, 328, 331, 334,
and 33% of the basement                    area (11 of 35 tenant
spaces).

(c) TENANT SPACES WHERE ACM HAS BEEN REMOVED (CONT.):

     Building D:     402, 419, 455, 449, 446, 443, 461, 437, 482,
486, and 10% of basement                   tenant area (3 of 12
tenant spaces).

     Building E:     634, 635, 636, 625, 610, 604, 601, and 10%
of the basement area (6 of                   40 tenant spaces).

     Buildings G:    501, 503, 504, 507, 516, 519, 534, 561, and
40% of the basement area                    (7 of 20 tenant
spaces)

     Building FC:    100, 102, 104, 106, 108, 110, 112, 114
     (Food Court)

     Space 3501 (Michigan National ATM)
(d) QUANTITIES OF ACM:

  Material
     Approximate
Description                             Location
      Quantity

Floor Tile:                     B Building, Main Level
7000 square feet
                    B Building, Basement
30,000 square feet
                    C Building, Basement                    6,000
square feet
                    D Building, Main Level          17,000 square
feet
                    D Building, Basement
10,000 square feet
                    E Building, Main Level          7,000 square
feet
                    E Building, Basement                    5,000
square feet
                    F Building, Main Level          9,000 square
feet
                    F Building, Basement
27,500 square feet
                    G Building, Main Level          5,000 square
feet
                    I Building, Main Level          2,700 square
feet
                    I Building, Basement                    1,000
square feet
                    J Building, Main Level          4,500 square
feet
                    N Building, Main Level          16,000 square
feet
                    B Building, Second Level                5,000
square feet
                    E Building, Second Level
14,000 square feet

Straight Pipe Insulation
(Steam, Chilled Water
Domestic Water):                B Building, Main Level
2,600 linear feet
                    B Building, Basement                    2,000
linear feet
                    C Building, Main Level          100 linear
feet
                    C Building, Basement                    3,600
linear feet
                    D Building, Main Level          1,800 linear
feet
                    D Building, Basement                    2,000
linear feet
                    E Building, Main Level          1,400 linear
feet
                    E Building, Basement                    3,000
linear feet
                    F Building, Main Level          1,200 linear
feet
                    F Building, Basement                    2,400
linear feet
                    G Building, Main Level          600 linear
feet
                    I Building, Basement                    100
linear feet
                    O Building, Basement                    100
linear feet
                    N Building, Basement                    2,700
linear feet
                    Maintenance Building                    1,000
linear feet
                    Power House                             1,750
linear feet
                    Tunnel                                  2,000
linear feet


(d) QUANTITIES OF ACM (CONT.):

Large Diameter Straight
Pipe Insulation
(Steam, Chilled Water
Domestic Water):                Tunnel
     6,000 linear feet
                    Power House                             1,500
linear feet

Pipe Joint Insulation
on Fiberglass Straight Runs
(Domestic Water and
Chilled Water)
and Roof Drains:                B Building, Basement
     60 pipe joints
                    C Building, Basement                    30
pipe joints
                    D Building, Main Level          130 pipe
joints
                    F Building, Basement                    30
pipe joints
                    G Building, Main Level          75 pipe
joints
                    J Building, Main Level          15 pipe
joints
                    B Building, Second Level                100
pipe joints
                    E Building, Second Level                250
pipe joints
                    Common Areas                    100 pipe
joints

Large Diameter
Pipe Joint Insulation
on Chilled Water
Straight Runs :         Tunnel
50 pipe joints
                    Power House                             20
pipe joints

Tank Insulation:                Power House
     500 square feet


(e) PRELIMINARY COST PROJECTION FOR REMOVAL OF ASBESTOS-
     CONTAINING MATERIALS:


                                             APPROXIMATE
 MATERIAL                               ESTIMATED
REMOVAL
DESCRIPTION                     QUANTITY
COST

Floor Tile                              166,700 square feet
     $996,000.00

Straight Pipe Insulation                28,350 linear feet
     $850,500.00
(Steam, Chilled Water
Domestic Water)

Large Diameter Straight                 7,500 linear feet
     $600,000.00
Pipe Insulation
(Steam, Chilled Water
Domestic Water)

Pipe Joint Insulation                   790 pipe joints
       $31,500.00
on Fiberglass Straight Runs
(Domestic Water and
Chilled Water)
and Roof Drains

Large Diameter                  70
$7,000.00
Pipe Joint Insulation
on Chilled Water
Straight Runs

Tank Insulation                 500 square feet
$12,500.00


     Projected Removal Cost
$2,497,500.00

     Contingencies (15%)
  $374,625.00

     Engineering, Testing and
      Administrative (20%)
$499,500.00


     TOTAL PROJECTED COST                           $3,371,625.00



LIMITATIONS OF COST PROJECTIONS

Equitable should be aware that the above cost projections are based solely on the information gained during our limited scope survey. In most cases, BCM does not have access to detailed construction drawings. The scope of services for this project does not allow for the time or direct BCM to develop cost estimates of the accuracy required to prepare abatement plans and specifications. In any construction project of this nature and at this phase, it is likely that a number of unknown factors may significantly increase the cost. These would include hidden materials; complications in the scheduling and implementation of the removal and replacement process; Union demands; changes in regulatory requirements; and the availability and cost of insurance/bonding. Accordingly, BCM recommends and includes in our preliminary cost projections a contingency of 15%. Further, Equitable should be aware that there will be other costs associated with the construction including engineering and testing fees. For planning purposes, BCM recommends an allowance of 20% for these costs.


  6.2   POTENTIAL PCB-CONTAINING EQUIPMENT

     (A) POWER TRANSFORMERS? YES  X   NO__

        (1) NUMBER OF OUTDOOR PAD TRANSFORMERS: None Identified

        (2) NUMBER OF OUTDOOR POLE TRANSFORMERS: None Identified

        (3) I.D. NUMBERS OF OUTDOOR TRANSFORMER: N/A

        (4) RESPONSIBLE POWER COMPANY: Detroit Edison

        (5) NUMBER OF INDOOR TRANSFORMERS: None

        (6) OWNERSHIP: Equitable Real Estate Investment
Management Inc.

        (7) MANUFACTURING DATA ON INDOOR UNITS: See Appendix A,
  Correspondence.

     (B) OTHER POTENTIAL PCB EQUIPMENT:

          CAPACITORS:             YES      NO X

  6.3   RADON

(A)     TESTING CONDUCTED?  CHARCOAL X ALPHA COUNTER    NONE___



RADON TESTING RESULTS

SAMPLE
             RESULTS
I.D. NO.                 LOCATION*      SAMPLE DURATION
(pCi/L)
116974          Space C-7 Alcove                48 hrs.
             <0.5
116975          D Bldg. Machine Room    48 hrs.
     <0.5
116977          E Bldg. Space 3-5               48 hrs.
             <0.5
116978          G Bldg. Space 3-4               48 hrs.
             <0.5
116979          B Bldg. B-2 Water Closet        48 hrs.
               0.8
116980          F Bldg. Gilson Space            48 hrs.
             <0.5

* All samples collected from basement tenant spaces.

     (B)     DOES THIS BUILDING HAVE BASEMENTS OR OTHER SUBGRADE
          AREAS? Yes


     (C)     HAVE INTERVIEWS WITH RESPONSIBLE PARTIES OR REVIEW
OF AVAILABLE DOCUMENTATION INDICATED A CONCERN FOR RADON IN THE
PROJECT AREA? No

COMMENTS: Limited radon screening has been performed in Michigan. Of the tests performed for Oakland County, less than 20% of the sites contained radon levels above 4.0 pCi/L, the EPA recommended action level.



  6.4   LEAD

     (A)     LEAD BASED PAINT TESTING?
  YES   NO X

     (B)     LEAD IN DRINKING WATER TESTING?         YES X NO__


WATER SAMPLE RESULTS

SAMPLE                          DATE
  ID            LOCATION                TIME
ANALYSIS                RESULTS

NC-01           Space 752               2/16/94         EPA 239.2
             0.001 mg/l
          Sibleys 1st Floor       10:00 a.m.

M-02            Space 486               2/16/94         EPA 239.2
             0.029 mg/l
          Champs Basement 10:06 a.m.

M-03            Space 104               2/16/94         EPA 239.2
             0.001 mg/l
          Hobo's Chicken  10:10 a.m.
          1st Floor

     Comments: Samples collected on first draw.
7.0  SURFACE AND SUBSURFACE INVESTIGATION

  7.1   SURFACE INVESTIGATION

     7.1.1   ABOVE-GROUND TANKS?                             YES
X  NO

     COMMENT: One aboveground storage tank (AST) was identified at the subject property. The tank is of approximate 500-gallon capacity and used to store diesel fuel. The tank is skid-mounted and located on an asphalt paved surface approximately 80 feet west of the northernmost portion of the Maintenance Building.

     7.1.2   GENERAL DESCRIPTION OF SURFACE CONDITIONS


     A physical inspection of the property and grounds was conducted on June 16, 1993. The property was adequately maintained. However, during our facility inspection, evidence of spillage was observed near the AST located west of the Maintenance Building. Surface water runoff with an oil sheen was also observed in this area, flowing westerly away from the Maintenance Building. No secondary containment currently exists for the AST.

  7.2   SUBSURFACE INVESTIGATION

     7.2.1   PREVIOUS SOIL BORINGS                   YES   NO X


     7.2.2   UNDERGROUND STORAGE TANKS?              YES X NO __


          COMMENTS:  One registered underground storage tank
(UST), located west of the onsite Maintenance Building, was identified in use at the subject site. The 4,000-gallon capacity UST is used for the storage of unleaded gasoline to fuel maintenance and security vehicles. The tank is constructed of single-wall fiberglass and provided with secondary containment, overfill prevention, and an observation well. The tank was installed in January 1991 as replacement for two 2,000-gallon capacity gasoline (one unleaded and one leaded) UST systems, which were found to have failed. Based on available information, corrective action included removing the two USTs in December 1990, disposing of approximately 215 cubic yards of contaminated soils, and collecting four sidewall and one bottom sample for closure. The closure samples contained non-detected concentrations of benzene, toluene, ethylbenzene, and total xylenes (BTEX). The 4,000-gallon replacement UST was installed in the same location as the previous tanks.

          Available information from the Michigan State Police, Fire Marshal Division (MSFM) and Michigan Department of Natural Resources (MDNR), Emergency Response Division, Southeast Michigan District, no release has been reported at the subject site. Notification for the removal of the USTs and the closure report were received by the MSFM. No information was made available by site personnel or others indicating that the site is closed based on MSFM review. The closure report did not address potential impact shallow groundwater beneath the site.

          In addition to the gasoline USTs, the Northland Shopping Center previously maintained four 25,000-gallon capacity USTs that stored No. 6 bunker oil for onsite heating purposes. The tanks were located within a landscaped area north of the Power House Building, and removed in December 1989. Although the four USTs were unregulated with respect to the Michigan Underground Storage Tank Act (Act 423), available registration documents indicate that the tanks were registered. Based on available information, eight soil samples were collected at unidentified locations during or following removal activities. The analytical results indicated that benzene was detected at a concentration of 54 micrograms per kilogram (ug/kg) in one of the samples.

          Concurrent with the Phase I environmental assessment, BCM performed a limited subsurface investigation to evaluate the potential for adverse environmental impact at the subject site resulting from UST systems formerly and currently in place. The results of the subsurface investigation indicated the presence of hydrocarbon contamination in soil and groundwater near the current/former gasoline USTs. Contaminant levels in soil were below MDNR Type B cleanup criteria; however benzene and methyl-tertiary-butyl ether were detected in groundwater at concentrations above Type B criteria. No evidence of subsurface impact was noted at the former bunker fuel oil USTs. A detailed summary of BCM's findings and recommendations is presented in Appendix I, Limited Subsurface Investigation Report.


8.0    SPECIAL CONSIDERATIONS

PREPARER'S NOTE: ANSWER WITH "YES", "NO" OR "N/A".  COMMENT ON
THESE ITEMS WHERE NEEDED.

     (A)     IS THIS A MANUFACTURING FACILITY?
   NO

     (B)     IS THIS A WAREHOUSE?
                   NO

(C)     MATERIAL SAFETY DATA SHEETS (MSDS)
     ON FILE?
  YES

     (D)     SPILL PREVENTION CONTROL AND COUNTER-
MEASURE PLAN (SPCC)     ON FILE?
NO

     (E)     INVENTORY OF HAZARDOUS MATERIALS?

                       YES

COMMENTS: Chemicals other than small quantities of general cleaning products were noted in use or in storage in the Maintenance Building and Power House. These chemicals included 55-gallon drums of waste oil, hydraulic fluid, water soluble degreaser, antifreeze, Zep safety solvent, kerosene, trichlorethane, motor oil , mineral spirits, Zep Dynasol parts cleaner, and water treatment chemicals. In addition, perchloroethylene was observed stored in the Gilson tenant space. Photographs depicting the chemical storage areas are presented in Appendix G.

In addition, a number of tenants in the shopping center utilize hazardous materials or generate some type of non-domestic waste. Tenants of interest include CPI Photo Finish, LeRoy's Jewelers, Meyers Jewelers, Shifrins Jewelers, Craftsman Jewelers, Simmons and Clark Jewelers, and Professional Dental Clinic. None of these tenants conduct activities which would cause adverse environmental impact to the property under normal conditions.

     (F)     CITATIONS, FINES, PERMITS?
           YES

          COMMENT: The facility is a RCRA-permitted and maintains a discharge permit with the City of Detroit Water and Sewerage Department.

     (G)     DOES THIS FACILITY HAVE A WASTE DISCHARGE?      YES

          COMMENT: The facility discharges wastewater generated by blow-down of boiler systems.

     (H)     ARE AIR EMISSIONS GENERATED AT THIS SITE?
   NO


     (I)     CONTAINED WASTES (DRUMS, CANS, ETC.)             YES


          COMMENT:  Waste oil is retained in 55-gallon drums.

     (J)     WASTE TANKS?
           NO


     (K)     FILTERS/SEPARATORS?
           NO

          (L)     TYPE OF FLOORING?

          COMMENT: The floors are unfinished concrete, ceramic tile, vinyl tile, terrazzo, or carpeted

     (M)     HAZARD COMMUNICATIONS PROGRAM?                  YES


     (N)     HISTORY OF ON-SITE SPILLS OF HAZARDOUS
          MATERIALS?
         NO

          COMMENT:  None identified.

     (O)     LIST OF DISPOSAL METHODS FOR HAZARDOUS WASTES

          COMMENTS: The current waste stream of waste oil is recycled. The Northland Shopping Center has also disposed of hazardous waste associated with the removal of UST systems.

     (P)     ON-SITE RE-CYCLING CONDUCTED?                   YES

COMMENTS:  The current waste stream of waste oil is recycled.

(Q)     IS THERE A STORMWATER DISCHARGE FROM THE
          SITE THAT REQUIRES AN NPDES PERMIT?
NO
9.0    GENERAL COMMENTS


  9.1   GROUNDWATER WELLS ON-SITE?
YES X  NO

     COMMENT: Concurrent with the Phase I environmental assessment, BCM installed six monitoring wells, three each in the current UST area and former bunker oil UST area. The report is presented in Appendix I, Limited Subsurface Investigation Report.

  9.2   IS THE SITE OF KNOWN HISTORICAL OR ARCHEOLOGICAL
SIGNIFICANCE?
YES   NO X


  9.3   PREVIOUS ENVIRONMENTAL REPORTS?                 YES X  NO


     COMMENT: The subject Previous site assessment reports were prepared for the tank removal projects and to identify asbestos-containing materials within the Northland Shopping
Center.




APPENDIX A

CORRESPONDENCE

APPENDIX C

SITE LOCATION MAP

APPENDIX B

SITE DRAWINGS

APPENDIX E

LABORATORY DATA SHEETS FOR RADON SAMPLES
AND RADON ANALYSIS INTERPRETATION

APPENDIX D

LABORATORY DATA SHEETS FOR ASBESTOS SAMPLES

APPENDIX F

LABORATORY DATA SHEETS FOR WATER SAMPLES

APPENDIX G

PHOTOGRAPHS

APPENDICES
APPENDIX A  CORRESPONDENCE
APPENDIX B  SITE DRAWING
APPENDIX C  SITE LOCATION MAP AND AERIAL PHOTOGRAPHS
APPENDIX D  TENANT LISTING
APPENDIX E  LABORATORY DATA SHEETS FOR RADON SAMPLES AND RADON
                       ANALYSIS INTERPRETATION (FOR INCLUSION IN
FINAL REPORT)
APPENDIX F  LABORATORY DATA SHEETS FOR WATER SAMPLES
APPENDIX G  PHOTOGRAPHS
APPENDIX H  PREVIOUS ASBESTOS INSPECTION REPORTS
APPENDIX I  LIMITED SUBSURFACE INVESTIGATION REPORT











          In addition to the gasoline USTs,

                            EXHIBIT V



            RESPONSIBLE OFFICERS OF EQUITABLE AND ERE


Gene Conway
Daryl Mangan
Richard Dolson
William Horvath
Alexander M. Liftis


     RESPONSIBLE OFFICERS OF PARTNERSHIP AND GENERAL PARTNER


Paul L. Abbott
Robert J. Hellman
Joan Berkowitz






                           EXHIBIT W


               ASSIGNMENT AND ASSUMPTION OF LEASES



     THIS ASSIGNMENT AND ASSUMPTION OF LEASES (the "Assignment") made on this _______ day of ____________________, 1994, by and between EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership having an office c/o Midwest Centers, Inc., 388 Greenwich Street, 28th Floor, New York, New York, 10013 (the "Assignor") and THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation having an office at 787 Seventh Avenue, New York, New York, 10019 (the "Assignee");


                      W I T N E S S E T H


     WHEREAS, the Assignor is the owner of a parcel of land located in Oakland County, Michigan described in Schedule 2 attached hereto and made a part hereof (together with buildings, improvements and personal property located thereon and all easements, rights of way, appurtenances, strips, gores and land in the bed of streets adjoining thereto, the "Center") which constitutes a portion of the regional shopping center known as the Northland Shopping Center;

     WHEREAS, Assignor and Assignee have entered into an Agreement dated March 25, 1994, by which Assignee will acquire Assignor's rights in the Center (the "Agreement");

     WHEREAS, in connection with the transfer and conveyance of the Center to Assignee: (a) Assignor desires to assign its entire right, title and interest in and to the Leases described in
Schedule 1 attached hereto and made a part hereof (the "Leases"), which Leases lease the premises described in Schedule 2 attached hereto and made a part hereof to Assignee, and (b) Assignee desires to accept such assignment and to assume and perform all of Assignor's duties, obligations and liabilities under the Leases arising from and after the date hereof.

     NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged:

     1.   Assignor hereby assigns, conveys and sets over unto
Assignee its entire right, title and interest in, to and under the Leases from and after the date hereof, subject to the terms and conditions of the Leases.

     2. Assignee hereby accepts the foregoing assignment and assumes and agrees to perform all of the duties, obligations and liabilities of Assignor under the Leases from and after the date hereof, subject to any nonrecourse provisions contained therein and subject to the limitations on such duties, obligations and liability of Assignor as set forth therein, and Assignee further agrees to not use or occupy the Center in any manner which would constitute a violation of the terms of the Leases from and after the date hereof. Assignee agrees to indemnify and hold harmless Assignor and to defend against any claim, action, suit or proceeding resulting or arising from any obligation of Assignee under the Leases from and after the date hereof, and Assignor agrees to indemnify and hold harmless Assignee and to defend against any claim, action, suit or proceeding resulting or arising from any obligation of Assignor under the Leases arising prior to the date hereof. Notwithstanding the foregoing, the assumption and indemnification by Assignee contained in this paragraph are conditioned upon the following:

     (a) Assignee's liability under the assumption and indemnification by Assignee contained in this paragraph shall be limited to Assignee's interest in the Center and in the rent and income derived therefrom, and no other assets of Assignee shall be subject to any action or proceeding for the enforcement of such assumption and indemnification;

     (b) neither Assignee nor its officers, directors, shareholders, agents, and/or affiliates shall, at any time or times hereafter, have any personal liability on account of or arising out of the assumption and indemnification by Assignee contained in this paragraph;

     (c) Assignee shall be released from all liability in connection with the assumption and indemnification by Assignee contained in this paragraph from and after a sale of the Center provided that the purchaser of the Center assumes in writing all of the obligations of the Assignee under the Leases from and after the date of such sale of the Center which assumption may be limited as set forth herein; provided however that Assignee shall retain all liability to Assignor in connection with the assumption and indemnification by Assignee contained in this paragraph from the date hereof through such sale of the Center.

     3. None of the obligations or liabilities under this Assignment shall run to or be enforceable by any party other than the parties hereto.

     4. Assignee hereby acknowledges receipt of the security deposits under the Leases set forth in Schedule 3.

     5. Nothing contained in this Assignment is intended to affect the duties, obligations, and liabilities of Assignor and Assignee with respect to the Leases as set forth in the Agreement, or the representations and warranties of Assignor in the Agreement.

     6. If any provision of this Assignment shall conflict with any provision of the Agreement, the provisions of the Agreement shall govern.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


Signed, sealed and                 THE EQUITABLE LIFE ASSURANCE
delivered in the                   SOCIETY OF THE UNITED STATES
presence of us:

                                   By:  ___________________________

________________________                Name:

________________________                Title:


                                   EQUITABLE REAL ESTATE SHOPPING
                                   CENTERS L.P.


                                   By:  Midwest Centers, Inc.
                                        General Partner

                                   By:  ___________________________

________________________                Name:

________________________                Title:






STATE OF _________  )
                    : ss.:
COUNTY OF ________  )


     The foregoing instrument was acknowledged before me this _____ day of ________, 1994, by _________________, the __________________
of THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITES STATES, a New York corporation, on behalf of the corporation.


                         ______________________________

                         Notary Public



STATE OF _________  )
                    : ss.:
COUNTY OF ________  )

     The foregoing instrument was acknowledged before me this _____ day of ________, 1994, by _________________, the __________________
of Midwest Centers, Inc., a general partner, on behalf of THE EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership.


                         ______________________________

                         Notary Public










                            EXHIBIT Y

                        Partnership Deed


     This Indenture, Made this ______ day of _____________, 1994, between Equitable Real Estate Shopping Centers L.P., a Delaware limited partnership, (the "Partnership") having an office at c/o Midwest Centers Inc., 388 Greenwich Street, 28th Floor, New York, New York 10013, and The Equitable Life Assurance Society of the United States, a New York corporation, ("Equitable") having an office at 787 Seventh Avenue, New York, New York 10019.

     WITNESSETH, That Partnership, for and in consideration of the sum of Ten and 00/100 ($10.00) Dollars to it in hand paid by Equitable, the receipt whereof is hereby confessed and acknowledged, has granted, bargained, sold, remised, released, aliened and confirmed, and by these presents does grant, bargain sell, remise, alien and confirm unto Equitable, and to its successors and assigns, forever, all those certain parcels of land, situate, lying and being in the County of Oakland, State of Michigan, known and described on the attached Exhibit A, together with all and singular the hereditaments and appurtenances thereunto belonging or in anywise appertaining, and the reversion or reversions, remainder or remainders, rents, issues and profits thereof; and all the estate, right, title, interest, claim or demand whatsoever, of the said Partnership, either in Law or Equity, of, in, and to the above bargained premises, with the said hereditaments and appurtenances; to have and to hold the premises as before described, with the appurtenances, unto said Equitable, its successors and assigns, forever. And the said Partnership for itself, its successors and assigns, does covenant, grant, bargain and agree to and with the said Equitable, its successors and assigns, that Partnership has not heretofore done, committed or wittingly or willingly suffered to be done or committed any act, matter, or thing whatsoever, whereby the premises hereby granted, or any part thereof, is, or shall or may be charged or incumbered in title, estate or otherwise howsoever except as set forth in Exhibit B attached hereto and made a part hereof.

     IN WITNESS WHEREOF, the Partnership has caused its name and seal to be hereunto affixed this _____ day of ___________, 1994.


Signed, Sealed and            EQUITABLE REAL ESTATE SHOPPING
Delivered in the              CENTERS L.P., a Delaware limited
Presence of:                               partnership

_____________________         By:  Midwest Centers Inc.,
                                   formerly known as
                                   Shearson ESC/GP Inc.,
                                   general partner

_____________________         By:  ___________________________

                                   Its: _______________________


STATE OF _________  )
                    : ss.
COUNTY OF ________  )


     The foregoing instrument was executed and acknowledged before me this _____ day of ____________, 1994, by ____________________,
______________________ of Midwest Centers Inc., formerly known as Shearson ESC/GP, Inc., general partner of Equitable Real Estate Shopping Centers L.P, a Delaware limited partnership, on behalf of the partnership.

                              _____________________________________
                                                    , Notary Public
                              ___________ County, _________________
                              My commission expires:  _____________


DRAFTED BY AND WHEN RECORDED RETURN TO:

Allen Schwartz, Esq.
Miller, Canfield, Paddock and Stone
150 West Jefferson, Suite 2500
Detroit, Michigan  48226


                                           EXHIBIT CC





CC - Litigation Schedule

       List of any actions, suits or proceedings pending, or threatened in writing (whether by private or public or quasi-public persons or bodies) before or by any judicial, administrative or union body or arbitrator, or any governmental authority, against or affecting the Premises or Partnership's interest therein.
March 10, 1994


Open Liability cases at Northland Center as of March 10, 1994


NAME                                         DATE OF INCIDENT

Leslye Richie                                March 17, 1993
Sandra Michaels                              July 17, 1993
Filah Almaki                                 July 8, 1992
Carey Greenway                               July 4, 1991
Lillie Brown                                 November 27, 1993
Geraldine Cole                               March 6, 1993
Ariadne James                                January 22, 1994
Velma Woods                                  February 4, 1994
Myles Jefferson                              January 30, 1992
O'Weda Woods                                 February 29, 1992
Dalephine Collins                            April 3, 1992


                                                     Litigation
                                                  Northland Center


Plaintiff                            Causes                   Date
Indemnified By Cinga Insurance Co.

Leslye Richie                        slip & fall              3/17/93
Sandra Michaels                      OUIL Arrest              7/17/93
Filah Almaki                         slip & fall              7/8/92
Carey Greenway                       exploded fireworks       7/4/91
Geraldine Cole                       slip & fall              3/6/93
Valerie Myles/Jefferson              slip & fall              1/30/92
Dalephine Collins                    slip & fall              4/3/92
O'Weda Woods                         slip & fall              2/29/94
Mary Bonomo                          slip & fall              12/5/91
Marie Lunsford                       slip & fall              7/19/91

Threaten(Intent letters from Counsel)

Lillie Brown                         slip & fall              11/27/93
Ariadne James                        slip & fall              1/22/94
Velma Woods                          slip & fall              2/4/94
Patricia Ross                        slip & fall              4/28/91
Allison Adams                        slip & fall              1/1/492
Minnie Bell Thomas                   slip & fall              7/20/93
Elizabeth Davis                      slip & fall              8/3/94
DaWan Wallace                        slip & fall              3/22/94
                                     Musicland

Amt. of Suit          Insurance Co.     Law Firm
(In excess of)        Reserve           Handling


10,000                4,100             Noeske, Tarnavsky and Blanco
10,000                15,000            Noeske, Tarnavsky and Blanco
10,000                0                 Noeske, Tarnavsky and Blanco
10,000                40,000            Noeske, Tarnavsky and Blanco
10,000                16,500            Noeske, Tarnavsky and Blanco
10,000                50,000            Noeske, Tarnavsky and Blanco
10,000                20,000            Noeske, Tarnavsky and Blanco
10,000                85,000            Noeske, Tarnavsky and Blanco
10,000                15,000            Noeske, Tarnavsky and Blanco
10,000                0                 Noeske, Tarnavsky and Blanco



                      6,000
                      7,500
                      20,000
                      0
                      0
                      14,500
                      0
                      12,500





                                                    April 8, 1994


Ms. Catherine O'Malley
General Manager
NORTHLAND CENTER
21500 Northwestern Hwy. (BC-2)
Southfield, Michigan  48075

       Re:  Case Updates

Dear Cathy:

       Pursuant to your request, this letter contains a short update as to the status of each case we are handling for Northland.

TIES FOR YOU

       On November 2, 1993, I appeared in court and the tenant signed a settlement agreement which provided for periodic payments to make up the arrearage. The tenant made some of the payments, but not all of them. A judgment of possession was entered on Monday, February 7, 1994. The judge gave the tenant ten days to vacate the premises.

       A new settlement agreement has been reached. We have recently received a $4,000.00 payment pursuant to the settlement agreement. A copy of the agreement has been forwarded to the tenant and will be signed shortly.

RENDEZVOUS AND J. ALEXANDER

       We had numerous collection actions against Rendezvous and J. Alexander during the summary of 1993. I have been advised by you that settlement agreements have been reached and that the lease has been rewritten into another lease so that all deficiencies will be paid off. Therefore, it does not appear that any collection action is necessary at the present time.

MORROW'S NUT HOUSE

       Lawsuits were brought for eviction and collection. A settlement was reached with the tenant. The tenant made a number of payments on the deficiency and then defaulted.

       We then obtained a judgment of possession and a writ of restitution and the tenant is now evicted from Northland.
April 8, 1994
Letter to C. O'Malley
PAGE 2
__________________________________________


       In the circuit court lawsuit we obtained a judgment in the amount of $442,318.97 against the tenant. The tenant filed a motion to set aside the judgment which was denied by the court. Pursuant to your instructions, we are setting up a creditor's examination to determine whether or not Mr. Zhariya is collectable.

L.B. SHOES

       A district court proceeding was instituted and the tenant was evicted from the premises. A circuit court proceeding for past due and future rent was filed. The tenant filed an answer to the complaint and counter-claim.

       We are considering filing a motion for summary disposition in the near future.

ANNA Z

       An eviction proceeding was completed in the district court. A circuit court proceeding for past due and future rent was instituted and a default judgment was taken against the Defendant in the amount of $415,443.96.

       We set up a creditor's examination of Oleg Finefter who is president of Anna Z, Inc. From our creditor's examination, it became apparent that Anna Z, Inc. was out of business and uncollectible.

       We also attempted to determine whether the guarantor, Zag Imports, was collectible. From what we were able to find, it did not appear that they were collectible. Mr. Finefter testified that they had changed their name and the assets were transferred to a new company. Based on this information, you have instructed us to cease all collection efforts which we have done.

BEAUTY AND THE BEADS

       We evicted the tenant and obtained a judgment. The tenant went bankrupt and we filed a proof of claim in the bankruptcy.
April 8, 1994
Letter to C. O'Malley
PAGE 3
__________________________________________


Following the filing of the bankruptcy, we were instructed to hold off on any future collection activities.

MANHATTAN COOKIES

       We obtained a judgment against the Defendant. We met with Stephen Crane and reviewed all of the corporate records to determine whether Manhattan Cookies was collectible. Based on our investigation, it appeared that the company was uncollectible. Accordingly, pursuant to your instructions, we have ceased all collection efforts.

BENJAMIN STEIN

       We have been instructed to hold off on future collection and eviction proceedings because there has been a settlement of this matter.

HOBO'S

       We filed a district court proceeding for eviction and a circuit court matter for collection of the rent. We have entered into a settlement with the tenant. A copy of the settlement agreement has been forwarded to the tenant for his signature. The tenant has given me a $15,000.00 official check to apply to the rent obligation when the deal is consummated.

RETAIL STAR, d/b/a SUPER STARTS

       We have begun district court and circuit court actions in this case. Following the entry of a judgment of possession in the district court action, a settlement was reached. We are in the process of preparing a settlement agreement for signature by the tenant.

OXFORD STREET

       We have begun circuit court and district court proceedings in this matter. The lawsuits were in the process of being served when we were notified by Kim Krebs that settlement had been
April 8, 1994
Letter to C. O'Malley
PAGE 4
__________________________________________


reached and accordingly, we have stopped all collection activities.

YOUNIQUE KIDS

       We obtained a district court judgment of possession and filed a circuit court lawsuit for past due and future rent. After the judgment of possession had been entered, we were notified by Kim that Equitable had accepted a settlement offer that was made by the tenant. Accordingly, at this point, we are holding off on any further eviction or collection action.

SCOTT GREGORY

       We filed a circuit court action to collect the rent. The tenant has retained an attorney who will file an answer to the lawsuit within the next week. We will review the answer to determine whether a motion for summary disposition is appropriate.

KERBY'S CONEY ISLAND

       We drafted a circuit court lawsuit and a demand for possession. We were instructed by Kim Krebs to hold off on collection until further notice. Accordingly, at this time the matter is on hold.

       Cathy, if you have any questions concerning any of these cases, please feel free to call.

                                                    Best Regards,

                                                    BEIER HOWLETT


                                                    Mark W. Hafeli


MWH/kms

Note:          In addition there are two (2) pending cases through
Donald J.Housey, Attorney at Law;

       Accent Hair - Judgment of Possession granted on Landlord's Behalf, tenant vacated center and we are presently attempting collection thought guarantors: Heels, Inc. - Court ordered receivership on second store owned by tenant-Borsetta; as of 3-15-94, $2,500.00 has been received by center, in addition tenant attempted to file bankruptcy however was found to be invalid.



       April 27, 1994



       Joan Berkowitz, Vice President
       Lehman Brothers
       Diversified Asset Group
       American Express Tower C  29th Floor
       New York, NY  10285

       RE:     NORTHLAND SHOPPING CENTER

       This is an up-date of current losses valued as of February 19, 1994.

REPORTED CLAIMS

O      =       open
C      =       closed


STATUS         CLAIMANT       DESCRIPTION    D/L
0      Leslye Richie          Slip/Fall      3/17/93
0      Sandra Michaels        False Arrest   7/17/93
0      Phil Almaki            Slip/Fall      7/10/92
0      Carey Greenway         Firecracker    7/04/91
0      Geraldine Cole         Slip/Fall      3/04/92
0      Valerie Jefferson      Slip/Fall      1/30/92
0      Dalephine Collins      Slip/Fall      4/03/92
0      Woods Owada            Slip/Fall      2/29/94
0      Mary Bonomo            Slip/Fall      12/05/91

DEMANDS FROM ATTORNEYS

0      Lillie Brown           Slip/Fall      11/27/91
0      Ariadne James          Slip/Fall      1/23/94
0      V. Woods               Slip/Fall      2/24/94
0      Patricia Ross          Slip/Fall      4/28/91
0      Allison Adams          Slip/Fall      1/14/92
0      Minnie Thomas          Slip/Fall      6/20/93
0      Elizabeth Davis        Slip/Fall      8/03/93
0      Wallace DaWan          Slip/Fall      3/22/94
0      Maria Lunaford         Slip/Fall      7/19/91

PAID           OUTSTANDING    INCURRED
167.37         $   3,800      $   3,667
- -0-            15,000         15,000
33.00          14,000         14,000
5,188.00       35,000         40,188
- -0-            5,000          5,000
- -0-            50,000         50,000
- -0-            20,000         20,000
- -0-            5,000          5,000
- -0-            15,000         15,000



- -0-            6,000          6,000
- -0-            5,000          5,000
NO ENTRY
- -0-            2,500          2,500
3,582.26       -0-            3,582.26
- -0-            13,208         13,208
NO ENTRY
- -0-            12,500         12,500
1,977.00       -0-            1,977