Form 10-Q
period 1994-06-30
EQUITABLE REAL ESTATE SHOPPING CENTERS LP
filed 1994-08-12
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to


Commission file number: 1-9331


                  EQUITABLE REAL ESTATE SHOPPING CENTERS L.P.

             (Exact name of registrant as specified in its charter)


       Delaware                                           13-3384643
(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                      identification No.)


3 World Financial Center, 29th Floor, New York, NY           10285
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




                                 BALANCE SHEETS


                                               June 30,        December 31,
                                                  1994                1993

Assets

Property held for disposition             $ 98,906,111     $   100,264,096
Cash                                        14,375,416          10,668,441
Accounts receivable, net of
  allowance of $1,164,045 in 1994
  and $1,251,805 in 1993                     1,152,408             514,505
Due from affiliates, net                       101,009             124,345
Deferred charges, net of accumulated
  amortization of $1,640,121 in 1994
  and $1,573,469 in 1993                       133,302             199,954
Prepaid assets                                 169,403           1,676,333

     Total Assets                         $114,837,649     $   113,447,674


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses   $  1,646,998     $     2,170,236
  Deferred Income                                    0           1,250,000
  Mortgage notes payable                    86,193,687          82,011,121
  Due to Buyer, net (note 1)                 3,183,995                   0
  Distribution payable                         756,565           1,351,010

     Total Liabilities                      91,781,245          86,782,367

Partners' Capital (Deficit):
  General Partner                             (755,944)           (719,854)
  Limited Partners
  (10,700,000 securities outstanding)       23,812,348          27,385,161

      Total Partners' Capital               23,056,404          26,665,307

  Total Liabilities and Partners' Capital $114,837,649     $   113,447,674




                            STATEMENTS OF OPERATIONS

                                  Three months ended        Six months ended
                                       June 30,                  June 30,
                                  1994         1993         1994        1993
Income

Rental income                 $ 3,072,546  $ 3,177,836  $ 6,221,251 $ 6,288,405
Escalation income               4,748,014    4,111,481    9,237,450   8,170,277
Interest income                   107,345       83,986      160,117     147,440
Miscellaneous income            1,303,253       41,400    1,528,576      76,242

  Total Income                  9,231,158    7,414,703   17,147,394  14,682,364

Expenses

Property operating expenses     3,342,460    3,196,373    6,261,453   5,964,995
Interest expense                2,091,283    1,932,946    4,182,566   3,877,976
Real estate taxes               1,520,044    1,422,550    3,042,926   2,854,000
Depreciation and amortization     871,345      959,908    1,739,513   1,912,665
General and administrative         62,599      309,861      111,572     659,280
Management fee                    133,376      125,372      290,258     273,930
Professional fees                 318,511       50,490      342,549      85,077

  Total Expenses                8,339,618    7,997,500   15,970,837  15,627,923

Income (Loss) from operations     891,540     (582,797)   1,176,557    (945,559)

Operating income payable
to buyer (note 1)              (1,530,965)           0   (3,272,328)          0

     Net Loss                 $  (639,425) $  (582,797) $(2,095,771) $ (945,559)

Net Loss Allocated:

To the General Partner        $    (6,395) $    (5,827) $   (20,958) $   (9,455)
To the Limited Partners          (633,030)    (576,970)  (2,074,813)   (936,104)

                              $  (639,425) $  (582,797) $(2,095,771) $ (945,559)

Per limited partnership security
(10,700,000 outstanding)            $(.06)       $(.06)       $(.19)      $(.09)




                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     For the six months ended June 30, 1994

                                         Limited       General          Total
                                        Partners'    Partner's       Partners'
                                         Capital       Deficit        Capital

Balance at December 31, 1993       $  27,385,161  $   (719,854)  $ 26,665,307
Net loss                              (2,074,813)      (20,958)    (2,095,771)
Distributions                         (1,498,000)      (15,132)    (1,513,132)

Balance at June 30, 1994           $  23,812,348  $   (755,944)  $ 23,056,404




                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1994 and 1993

                                                        1994             1993
Cash Flows from Operating Activities:

Net loss                                        $  (2,095,771)   $    (945,559)
Adjustments to reconcile net loss to net
cash provided by operating activities:
   Depreciation and amortization                    1,739,513        1,912,665
   Increase in interest on mortgage
     notes payable                                  4,182,566        3,786,496
   Operating income payable to buyer                3,272,328                0
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Accounts receivable                            (637,903)       1,205,900
      Due from affiliates, net                         23,336          (26,723)
      Prepaid assets                                1,506,930        1,418,465
      Accounts payable and accrued expenses          (523,238)         232,758
      Deferred Income                              (1,250,000)               0
      Due to Buyer, net                               (88,333)               0

Net cash provided by operating activities           6,129,428        7,584,002


Cash Flows from Investing Activities:

  Real estate additions and improvements             (314,876)      (1,242,765)
  Construction escrow                                       0          570,705

Net cash used for investing activities               (314,876)        (672,060)


Cash Flows from Financing Activities:

  Payment of Note Payable                                   0       (3,000,000)
  Cash distributions                               (2,107,577)      (2,715,530)

Net cash used for financing activities             (2,107,577)      (5,715,530)

Net increase in cash                                3,706,975        1,196,412
Cash at beginning of period                        10,668,441        8,135,601

Cash at end of period                            $ 14,375,416     $  9,332,013


Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest       $          0     $     91,480




                       NOTES TO THE FINANCIAL STATEMENTS


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1993, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Note 1:

On March 28, 1994, the Partnership executed a contract with Equitable Life Assurance Society of the United States ("Equitable") for the sale of Northland Center ("Northland") for the price of $6,600,000 in excess of the balance of the first mortgage loan, subject to agreement by the parties to certain additional documentation. The price was determined as if the sale were to close on December 31, 1993 and any positive cash flow that is generated by Northland Center from January 1, 1994 to the closing belongs to Equitable. For the period ended June 30, 1994 positive cash flow for Northland Center amounted to $3,272,328 (see below). This amount has been reduced by $88,333 which represents a payment made to Equitable Real Estate Investment Management ("EREIM") for the January 1994 Asset Management Fee prior to the Asset Management Agreement Termination effective December 31, 1993. As a result, this amount will be refunded to the Partnership. This net amount is recorded as Due to Buyer , net on the partnership's balance sheet.

On July 22, 1994, the Partnership closed the sale of Northland. The Partnership received cash of $6,600,000. The transaction resulted in a gain on sale of approximately $4.1 million, which will be recorded on the Partnership's financial statements for the period ending September 30, 1994.

Summary of Due to Buyer, net
- - -----------------------------------------------------------------
Northland net operating income for the period ended June 30, 1994

Rental income                                        $  3,664,916
Escalation income                                       6,046,261
Interest and other                                        115,170

        Total Income                                    9,826,347

Property operating expenses                             4,952,308
Real estate taxes                                       1,210,042
General and administrative                                218,228
Management fee                                            173,441

        Total Expenses                                  6,554,019

Northland net operating income                          3,272,328

Due from Buyer                                            (88,333)

Due to Buyer, Net                                   $   3,183,995





Part l, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

At June 30, 1994, the Partnership had cash totalling $14,375,416 compared to $10,668,441 at December 31, 1993. The $3,706,975 increase represents cash flow from operations in excess of real estate additions and cash distributions.

The General Partner is currently attempting to dispose of the Partnership's assets and dissolve the Partnership in an orderly manner. The Partnership has engaged Lehman Brothers, an affiliate of the General Partner, to advise and assist the Partnership in the possible sale of both Northland and Brookdale Centers. As a result of these efforts, the Partnership executed a contract with Equitable Life Assurance Society of the United States ("Equitable") for the sale of Northland Center for the price of $6,600,000 in excess of the balance of the first mortgage loan subject to agreement by the parties to certain additional documentation. The price was determined as if the sale were to close on December 31, 1993 and any positive cash flow that is generated by Northland Center from January 1, 1994 to the closing belongs to Equitable. Additionally, the Asset Management Agreement with Equitable Real Estate Investment Management, Inc. ("EREIM") for Northland Center and Brookdale Center was te rminated effective December 31, 1993. In addition, the contract provides for the release of the Partnership's obligations under the first mortgage on Northland and the modification of the terms of the first mortgage on Brookdale. The first mortgage on Brookdale has been modified to permit prepayment in full, with a modified defeasance fee based on the sales price as of the date Brookdale is sold to an unaffiliated third party. On July 22, 1994, the sale and proposed modification of the Partnership Agreement (see Part 2, Item 4 of this report) was approved by a majority in interest of the Partnership's limited partners, and the sale of Northland was consummated. The Partnership's net proceeds from the Northland Center sale, after closing adjustments and expenses related to the sale, was approximately $4,771,000.
The transaction resulted in a gain on sale of approximately $4.1 million, which will be recorded on the Partnership's financial statements for the period ending September 3 0, 1994. On July 29, 1994, following the consummation of the sale, a special cash distribution of $.865 per unit was declared for unitholders of record on August 12, 1994, payable on or about August 31, 1994. The special distribution, which exceeds the net proceeds from the Northland Center sale, includes a disbursement of $4,484,000 from the Partnership's cash reserves.

A portion of the Partnership's cash flow is currently being reserved to fund leasing costs, necessary capital improvements and potential costs associated with an anticipated sale of Brookdale. Cash distributions are determined on a quarterly basis, and were reduced to $.07 per unit beginning with the first quarter 1994 distribution in recognition of the likelihood of the Northland sale. In view of an anticipated sale of Brookdale, capital expenditures, other than leasing-related expenditures, will be kept to a minimum with only those items addressed which require immediate attention due to code requirements, safety concerns or lease and other contractual obligations.

Accounts receivable, net of allowance, increased from $514,505 at December 31, 1993 to $1,152,408 at June 30, 1994 primarily due to increased tenant receivables associated with common area maintenance (CAM) and HVAC costs at Northland, and property taxes at Brookdale.

Prepaid assets decreased from $1,676,333 at December 31, 1993 to $169,403 at June 30, 1994 due to the recognition of first and second quarter insurance and real estate tax expenses which had been prepaid as of December 31, 1993. At June 30, 1994, accounts payable and accrued expenses totalled $1,646,998 compared with $2,170,236 at December 31, 1993. The decrease is the result of the payment of year-end payables and the recognition of prepaid rent from certain tenants.

Deferred income decreased from $1,250,000 at December 31, 1993 to $0 at June 30, 1994. Such amount was associated with the Carson's lease termination at Brookdale and was recognized upon termination of the lease in May 1994.

Brookdale anchor tenant Kohl's did not renew its operating agreement which expired August 1, 1993, but has not informed the Partnership of any intention to leave the mall. Kohl's owns its building and its ground lease does not expire until January 31, 2010. If Kohl's were to leave the mall, this would likely result in a decline in mall traffic and cash flow, and would likely have an adverse effect on future mall store leasing efforts.

Results of Operations

Cash provided by operating activities totalled $6,129,428 for the six months ended June 30, 1994, compared with $7,584,002 for the six months ended June 30, 1993. The Partnership incurred net losses of $639,425 and $2,095,771 for the three and six months ended June 30, 1994, respectively, compared to net losses of $582,797 and $945,559 for the corresponding periods in 1993. The reduced cash flow and higher net losses are primarily due to the assignment of positive cash flow from Northland Center, in the amounts of $1,530,965 and $3,272,328 for the three and six months ended June 30, 1994, to Equitable, pursuant to the terms of the proposed sale contract which provided for all operating income of Northland commencing January 1, 1994 to be paid to Equitable upon closing of the sale while the Partnership continued to recognize depreciation and interest expense on Northland.

For the three and six months ended June 30, 1994, rental income totalled $3,072,546 and $6,221,251, respectively, compared to $3,177,836 and $6,288,405 for the three and six months ended June 30, 1993. The decreases reflect lower average occupancy at both malls in 1994. Escalation income for the three and six months ended June 30, 1994, totalled $4,748,014 and $9,237,450, respectively, compared to $4,111,481 and $8,170,277 for the corresponding periods in 1993. Escalation income represents billings to tenants for their proportionate share of CAM, HVAC, insurance and real estate tax expenses. The increase in escalation income is primarily due to an increase in CAM and HVAC expenses at Northland and to a lesser extent, an increase in real estate taxes at Brookdale. Miscellaneous income increased $1,452,334 from the first six months of 1993, primarily due to the recognition of a $1,250,000 termination and restructuring fee paid by Carson's in connection with its lease settlement and the receipt of $200,000 in connection with the Herman's lease buyout at Brookdale.

Total expenses for the three and six months ended June 30, 1994 were $8,339,618 and $15,970,837, respectively, compared to $7,997,500 and $15,627,923 for the corresponding periods in 1993. The increase in operating expenses is primarily due to an increase in CAM and HVAC expense at Northland, offset by a decrease in bad debt expense at Brookdale Center resulting from the collection of past due Carson's receivables. Interest expense totaled $2,091,283 and $4,182,566 for the three and six months ended June 30, 1994, compared with $1,932,946 and $3,877,976 in the corresponding periods in 1993. The increase is due to the compounding of interest on the zero coupon notes. Depreciation and amortization expense decreased from $1,912,665 in the first six months of 1993 to $1,739,513 in 1994 due to the writedown of Northland during 1993. Real estate taxes for the first six months of 1994 increased $188,926 from the 1993 period, reflecting an increase in taxes at Brookdale. General and adm inistrative expense decreased $547,708 from the first six months of 1993 primarily due to the termination of the EREIM asset management agreement as of December 31, 1993.

Brookdale: For the five months ended May 31, 1994, mature mall tenant sales (exclusive of anchor tenants) were $12,351,000, approximately 5% behind sales of $12,984,000 for the five months ended May 31, 1993. Mature tenant sales are defined as sales generated by tenants who have operated at the Mall for each of the last two years. The General Partner attributes the decrease in sales at Brookdale to a decrease in occupancy at the center as well as increased competition from recently renovated centers and the Mall of America. As of June 30, 1994, Brookdale was 76% occupied (exclusive of anchor and outparcel stores) as compared to 83% on June 30, 1993.

Northland: For the five months ended May 31, 1994, mature mall tenant sales (exclusive of anchor tenants) were $28,998,000, approximately 2% behind of sales of $29,555,000 for the five months ended May 31, 1993. As of June 30, 1994, Northland was 64% occupied (exclusive of anchor tenants and secondary space) as compared to 69% on June 30, 1993.

The General Partner attributes the decline in occupancy at both malls to an increase in tenant bankruptcies, increased difficulty in identifying new, credit-worthy tenants able to lease space at the centers and competition from newly renovated malls in their respective markets. At Brookdale, the decline in occupancy is largely attributable to the reconfiguration of approximately 40,000 square feet of previously leased space, which is currently undergoing a renovation scheduled for completion by year-end 1994.




                           PART II OTHER INFORMATION

Items 1-3  Not applicable

Item 4     Submission of Matters to a Vote of Security Holders

        On June 7, 1994, the Partnership solicited the consents of the Limited Partners to (i) the sale of Northland Center, and (ii) an amendment of the Agreement of Limited Partnership of the Partnership to eliminate the requirement to obtain Unitholder consent to the contemplated future sale of Brookdale Center. Such solicitation was originally scheduled to expire on June 5, 1994, but was extended to June 30, 1994, and subsequently to July 21, 1994.

        On July 22, 1994, the Partnership announced the approval of both proposals by a majority of the Limited Partner's interest. As of that date, proxies representing 6,731,374 units or 62.9% of the outstanding units were received. Of this amount, proxies representing 6,108,908 units, or 57.1% of outstanding units approved the proposals, 384,960 or 3.6% withheld consent and 237,506 or 2.2% abstained.

Item 5	Other Information

        Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Partnership's General Partner is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits

                10.1 Second Amendment to Agreement between The Equitable Life Assurance Society of the United States and Equitable Real Estate Shopping Centers L.P. relating to the sale of Northland Center.

	(b)	Forms 8-K

                On June 27, 1994, a Form 8-K was filed reporting that the Partnership extended its solicitation of consents to sell Northland Center and amend the Partnership Agreement to June 30, 1994, and the extension of the closing deadline on the sale to July 15, 1994.

                On August 2, 1994, a Form 8-K was filed reporting (i) a further extension of the solicitation period to July 21, 1994; and (ii) extension of the closing deadline of the sale to July 22, 1994; and (iii) the consummation of the sale of Northland Center.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            EQUITABLE REAL ESTATE SHOPPING CENTERS L.P.

                            BY:     MIDWEST CENTERS INC.
                                    General Partner




Date:   August 12, 1994     BY:  /S/ Paul L. Abbott
                            -----------------------
                            Title: Director, Chairman of the Board,
                                   and President




Date:   August 12, 1994     BY:  /S/ Robert J. Hellman
                            --------------------------
                            Title: Director, Vice President and
                                   Chief Financial Officer




                                  EXHIBIT 10.1



                         SECOND AMENDMENT OF AGREEMENT

        THIS SECOND AMENDMENT OF AGREEMENT is made as of June _____, 1994, by and between EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership having an office at c/o Midwest Centers Inc., 3 World Financial Center, 29th Floor, New York, New York 10285 (formerly 388 Greenwich Street, 28th Floor, New York, New York 10013) ("Partnership"), and THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation having an office at 787 Seventh Avenue, New York, New York 10019 ("Equitable").

	R E C I T A L S:

        A. Partnership and Equitable entered into an Agreement dated March 25, 1994 relating to the Northland Center, Southfield, Michigan, as said Agreement was amended by a First Amendment of Agreement, dated as of April 22, 1994 (as amended, the "Agreement").

        B. Partnership and Equitable desire to amend the Agreement upon the terms and conditions contained in this Second Amendment.

        NOW, THEREFORE, in consideration of the mutual covenants and conditions herein set forth, the parties agree as follows:

        1. Defined Terms. All of the capitalized terms not defined in this Second Amendment shall have the meanings specified in the Agreement.

        2. New Leases and Lease Amendments. The following is added to the Agreement as Paragraph 32:

                32. Partnership Shall Be Bound By Certain Leases Negotiated By Equitable.

                Notwithstanding anything in Paragraph 3(a)(ii), the last sentence of Paragraph 3(b) or in any other provision of the Agreement to the contrary, Partnership agrees to accept as its property and to be bound by the terms and provisions of every Lease, operating agreement, or amendment thereto relating to the Premises which has been or may be negotiated by Equitable from and after the Proration Date and prior to the earlier of transfer of the Premises to Equitable or June 30, 1995 (collectively, a "Binding Lease") as follows:

                (a) Partnership agrees to be and is currently bound by that certain Amendment To Supplemental Agreement by and between Equitable and Dayton Hudson Corporation dated as of March 31, 1994, that certain Amendment To Amendment To Supplemental Agreement dated as of May 27, 1994, and that certain Second Amendment to Operating Agreement described therein (collectively, the "Hudson Agreements"), and to the extent Closing is not consummated and Equitable determines that it is necessary or appropriate to assign in writing the Hudson Agreements to Partnership, Partnership hereby accepts such assignment without the need for Partnership to execute such assignment (but with Partnership receiving an executed original of such assignment), the parties hereto acknowledging that the Hudson Agreements collectively constitute the only Binding Lease currently executed or in effect.

                (b) Partnership agrees that, upon execution by Equitable and delivery to Partnership of a true and complete copy thereof, Partnership shall be bound by any lease between Equitable and MW Land Corporation (the "Ward Lease"), and to the extent Closing is not consummated and Equitable determines that it is necessary or appropriate to assign in writing the Ward Lease to Partnership, Partnership hereby accepts such assignment without the need for Partnership to execute such assignment (but with Partnership receiving an executed original of such assignment). Partnership agrees to execute and deliver to MW Land Corporation a letter substantially identical to that attached hereto as Exhibit A regarding its agreement to be bound by the Ward Lease.

                (c) Partnership agrees that it shall be bound by every Binding Lease demising less than 7500 gross square feet (a "Small Binding Lease") upon execution and delivery by Equitable to Partnership of a true and correct copy thereof.

                (d) Prior to being bound by any Binding Lease other than the Hudson Agreements, the Ward Lease or any Small Binding Lease, Partnership shall receive a copy thereof or an extract of the material terms thereunder, each certified by Equitable as being true and complete, together with the calculation described in subsection (f) below, and Partnership, upon confirmation of the accuracy of such calculation and confirmation that the NOI Shortfall Cap (as hereinafter defined) is sufficient to cover potential decreases to net operating income relating to the Premises as a result of the execution of such Binding Lease, shall promptly acknowledge in writing its agreement to be bound thereby.

                (e) Partnership and Equitable hereby acknowledge and agree that (i) the rents and other interests of the landlord or of Partnership under the Hudson Agreements or other operating agreements (collectively, the party holding such interests being hereinafter referred to as the "landlord") under a Binding Lease are the current property of and are owned by Partnership, (ii) Partnership shall be and is responsible, from and after the execution of the Binding Lease, for the satisfaction and completion of all Binding Lease obligations and liabilities ascribed to the landlord; provided, however, the following landlord obligations (collectively, the "Equitable Obligations") shall be and are the sole and exclusive liability of Equitable under the Ward Lease and all other Binding Leases (whether or not fully executed or effective) through and including June 30, 1995 (the "Stated Maturity Date"): (1) lien-free completion of all construction and tenant improvement work for which sponsible, all of which construction shall be paid for by Equitable and supervised by General Growth pursuant to clause (9) below, (2) obtaining and maintaining appropriate and sufficient insurance and/or bonds related to such construction (to the extent obtaining such insurance or bonds is the responsibility of landlord or to the extent that the party responsible fails to obtain and maintain such items), and providing Partnership with a copy of the same upon Partnership's request, (3) prompt satisfaction of all indemnifications by landlord related to such construction, (4) payment of any reimbursements under Binding Leases for tenant improvements, remodeling or construction not performed by the landlord, (5) payment of any net increase to real property taxes or assessments resulting from the construction of improvements to the Premises, (6) payment of any sums necessary to induce current tenants of space within the Premises to relinquish all or a portion of their demised premises prio r to the end of their lease term, (7) payment of all costs and expenses incurred in satisfying all "Landlord's Work" under the Ward Lease, including without limitation, any transfer taxes, subdivision costs, title insurance premiums and survey costs (which title and survey shall be obtained by Equitable), and any costs incurred in obtaining necessary subordination, non-disturbance agreements from Equitable (which agreements Equitable hereby agrees to provide), (8) payment of all other sums of money required to be paid or reserved by the landlord under the Ward Lease not currently set forth in that draft of the Ward Lease sent to counsel to Partnership by counsel to Equitable on May 23, 1994, and (9) payment of all fees and expenses incurred by General Growth in (A) supervising all construction to be performed under a Binding Lease or related instrument, whether by landlord or another party, (B) confirming that appropriate insurance for such construction has been obtained and maintained , and (C) confirming that such construction is performed in a good and workmanlike manner and in accordance with the terms of the Binding Lease, and is completed free of liens or encumbrances and in accordance with applicable building and zoning codes and applicable law, the Partnership hereby joining with Equitable to jointly appoint General Growth as agent to perform such tasks, all at Equitable's sole cost and expense and all pursuant to written agreement(s), obtained by Equitable and delivered to Partnership no later than July 15, 1994, which agreement(s) shall be substantially similar regarding General Growth's standard of care as that standard set forth in the current management agreement between Partnership and General Growth. Notwithstanding anything in Paragraph 5A or in any other provision of the Agreement to the contrary, all amounts actually expended by Equitable in satisfaction of its Equitable Obligations shall be added to the outstanding principal balance of the loan ev idenced by the Note.

                (f) As to all Binding Leases, including Small Binding Leases, on December 31, 1994, and again on the Stated Maturity Date, Equitable shall prepare and deliver to Partnership a calculation of New Revenue and Baseline Revenue, in form and content reasonably satisfactory to Partnership. As used herein, "New Revenue" means the amount by which (i) base rents, minimum rents, percentage rents, common area maintenance ("CAM") receipts, payments received from tenants under or to accomodate such Binding Lease in return for being released from ongoing lease obligations, and all other rents, profits and income accruing to and actually received by the landlord (collectively, "Rents") under such Binding Lease from and after the earlier of such Binding Lease becoming effective or being fully executed, through and including the calculation date exceeds (ii) landlord-funded tenant improvements, funds expended to induce tenants to relinquish demised premises they are entitled to re rd expenses, or tenant concessions, refunds or credits of any kind actually paid or made by landlord other than those actually paid by Equitable as part of their Equitable Obligations (collectively, "Expenses") under such Binding Lease over the same time period. As used herein, "Baseline Revenue" means, for the land or demised premises covered by a particular Binding Lease, and for the Lease(s) or other agreement(s) which would have governed the occupancy of that land or demised premises if the Binding Lease had not been entered into (collectively, the "Prior Lease"), the amount by which Rents under the Prior Lease exceeded Expenses under the Prior Lease from and after execution and effectiveness of the Binding Lease through and including the appropriate calculation date (first, December 31, 1994, and then, June 30, 1995).

                (g) The parties hereto acknowledge and agree the following in regard to making the calculations described above: (i) Equitable shall provide Partnership with a final accounting, reasonably acceptable in form and content to Partnership, of all New Revenue calculations, and if percentage rent projections and other estimates made in calculating New Revenue prove to be inaccurate when compared to actual fixed or percentage rents received, the parties agree to equitably adjust such items as soon as possible; (ii) in calculating Baseline Revenue, if more than one Prior Lease governed the land or demised premises covered by the Binding Lease, Rents and Expenses shall be calculated by aggregating, on a pro rata basis, the Rents and Expenses of each Prior Lease or portion thereof that governed such land or demised premises;
 (iii) calculations of New Revenue and Baseline Revenue shall be aggregated for the land or demised premises covered by every Binding Lease then in effec extent CAM decreases resulting from execution of the Hudson Agreements can be passed through to and are actually collected from other tenants, including the tenant under the Ward Lease or a tenant under any other Binding Lease (but only to the extent such amounts are not already included within the calculation of New Revenue), such collection shall be included as part of New Revenue.

                (h) The parties hereto acknowledge and agree that, based on the calculation made by Equitable and agreed to by Partnership pursuant to clause (f) above, (i) Equitable shall pay to Partnership as hereinafter provided an amount equal to the sum by which Baseline Revenue exceeds New Revenue, and (ii) Partnership shall pay to Equitable as hereinafter provided an amount equal to the sum by which New Revenue exceeds Baseline Revenue. Such amounts shall be payable in two installments: all amounts accrued as of December 31, 1994, shall be due and payable on January 10, 1995; and all amounts accrued as of the Stated Maturity Date shall be due and payable on July 10, 1995. Without in any manner limiting Equitable's unlimited liability for, and indemnity of Partnership regarding, all Equitable Obligations, the parties hereto acknowledge that the amount owed Partnership by Equitable under all Binding Leases pursuant to this clause (h) shall not exceed in the aggregate $2,000, tfall Cap").

                (i) Equitable shall have the right, at any time prior to the earlier to occur of Closing and the Stated Maturity Date, following written notice to Partnership, to terminate any Binding Lease for which landlord has termination rights and to cease satisfying all Equitable Obligations under the terminated Binding Lease (whether or not fully executed or effective), including without limitation, all landlord construction requirements; provided, however, (1) Equitable hereby agrees that it shall promptly complete in a first-class manner all construction necessary (I) to maintain the structural integrity of the Premises, (II) to keep all mechanical systems within the Premises in full operational condition, (III) to restore any portion of the exterior of the Premises which has been altered by such construction to a condition that is structurally sound, blends together reasonably well with the surrounding exterior portions of the Premises, and is free of building and zoning nd (IV) to keep the interior of the Premises free of conditions that are unsafe or in violation of applicable building and zoning codes, (2) the Partnership shall have no liabilities for such Equitable Obligations, and (3) the indemnity set forth in subsection (j) below shall be in full force and effect as to such Binding Lease and such Equitable Obligations.

                (j) Equitable will and hereby does indemnify and hold harmless Partnership, General Partner, and their officers, employees, agents and contractors against any and all damages, costs, actions, claims, construction liens and liabilities whatsoever (including without limitation, court costs and reasonable attorney fees) now existing or hereafter arising as a result of facts existing prior to the Stated Maturity Date and which pertain to, arise out of or are in any way connected with the performance of all Equitable Obligations under each Binding Lease, including without limitation, construction-related liabilities. The provisions of this clause (j) shall survive the Closing or earlier termination of the Agreement without any time limitation.

                (k) Partnership acknowledges and agrees that nothing in this Paragraph 32 affects or impairs (1) its liability to pay the amount due under the Note on the Stated Maturity Date, as said Note balance may have been increased pursuant to Paragraph 5A of the Agreement, as amended by clause (e) of this Paragraph 32, or (2) Equitable's ability under the loan evidenced by the Note to pursue its available remedies upon a default thereunder, including without limitation, foreclosure of the Mortgage, exercise of its assignment of rents or exercise of its other rights under the Security Documents which secure such loan.

                (l) The parties hereto acknowledge and agree that except as set forth in clauses (g)(i) [regarding the possible need for equitable adjustments to New Revenue calculations], (h) [regarding a payment due on July 10, 1995], and (j) [regarding Equitable's continuing indemnification for facts arising or existing prior to the Stated Maturity Date], no obligations of Equitable under this Paragraph 32 shall continue beyond the Stated Maturity Date.

                (m) At Equitable's request, Partnership agrees to execute a Mortgage amendment, recordable memorandum of the Agreement or of this Second Amendment, or other instrument to the extent the form and content of such amendment or other instrument is reasonably acceptable to Partnership. Partnership shall bear no cost or expense related to the execution, filing or recording of such instrument.

                        Upon Closing, Partnership shall no longer be bound by the terms and provisions of any Binding Lease, and only subsection (j) above shall continue to be effective and shall survive such Closing.


        3.      Closing Extension.      Pursuant to Paragraph 7A of the
        Agreement, Equitable and Partnership hereby jointly elect to keep the Agreement in full force and effect and to extend the closing deadline (previously extended from April 30, 1994, to June 15, 1994, pursuant to letter agreement dated April 29, 1994) to June 30, 1994, since each party needs additional time to satisfy the conditions precedent set forth in the Agreement.

        4. Agreement Ratified. The Agreement as amended hereby is hereby ratified and confirmed and shall remain in full force and effect in accordance with and subject to the terms and conditions thereof.

        5. Counterparts. This Second Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Second Amendment by signing any of such counterparts.

        IN WITNESS WHEREOF, Partnership and Equitable have caused this Second Amendment to be executed as of the day and year first above written.


					EQUITABLE:

                                        THE EQUITABLE LIFE ASSURANCE SOCIETY OF
                                          THE UNITED STATES a New York
                                          corporation


					BY:__________________________________
						Name:___________________________
						Title:__________________________

 PARTNERSHIP:

                                        EQUITABLE REAL ESTATE SHOPPING CENTERS
                                          L.P. a Delaware limited partnership


					By:	Midwest Centers Inc. (formerly
						known as Shearson ESC/GP Inc.),
						general partner

						By:___________________________
                                                     Name:____________________
                                                     Title:___________________




STATE OF _________________      ) :       ss: COUNTY OF_________________      )


        The foregoing instrument was acknowledged before me this _____ day of June, 1994, by _____________________, an _________________________ of
        THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a New York corporation, on behalf of the corporation.


                                          _______________________________
						Notary Public


STATE OF ________________       ) :       ss: COUNTY OF________________       )

        The foregoing instrument was acknowledged before me this _____ day of June, 1994, by _________________________, the ________________________
        of Midwest Centers, Inc., a general partner, on behalf of THE EQUITABLE REAL ESTATE SHOPPING CENTERS L.P., a Delaware limited partnership.


                                          ________________________________
						Notary Public

EXHIBIT A


June ___, 1994


MW Land Corporation One Montgomery Ward Plaza 535 West Chicago Avenue Chicago, Illinois 60671

Gentlemen:

The undersigned, Equitable Real Estate Shopping Centers L.P. (the "Partnership") is the current owner of the Northland Center in Southfield, Michigan ("Northland") and has entered into a certain Agreement with The Equitable Life Assurance Society of the United States ("Equitable") dated as of March 25, 1994, as amended from time to time (as amended, the "Agreement") for the transfer of Northland to Equitable, subject to the satisfaction of certain conditions precedent.

Partnership agrees that, upon execution by Equitable and delivery to Partnership of a true and complete copy thereof, Partnership shall be bound by any lease between Equitable and MW Land Corporation (the "Ward Lease"), and to the extent closing of the transfer of title to Northland is not consummated and Equitable determines that it is necessary or appropriate to assign in writing the Ward Lease to Partnership, Partnership hereby accepts such assignment without the need for Partnership to execute such assignment (but with Partnership receiving an executed original of such assignment).


Very truly yours,

EQUITABLE REAL ESTATE SHOPPING CENTERS L.P.

By: Midwest Centers Inc., its general partner


   By:_________________________________ Its______________________________