Form 10-Q
period 1994-09-30
EQUITABLE REAL ESTATE SHOPPING CENTERS LP
filed 1994-11-14
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994


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




                                 Balance Sheets


                                                September 30,     December 31,
                                                    1994              1993
Assets

Property held for disposition                   $ 43,565,091   $  100,264,096
Cash                                               8,471,986       10,668,441
Accounts receivable, net of allowance
  of $97,152 in 1994 and $1,251,805 in 1993          658,949          514,505
Due from affiliates                                  141,345          141,345
Deferred charges, net of accumulated
  amortization of $460,024 in 1994 and
  $1,573,469 in 1993                                  99,976          199,954
Prepaid assets                                             0        1,676,333
                                                  ----------      -----------
       Total Assets                             $ 52,937,347  $   113,464,674
                                                  ==========      ===========

Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses         $ 2,053,209   $     2,170,236
  Deferred income                                         0         1,250,000
  Mortgage notes payable                         32,835,813        82,011,121
  Due to affiliates                                 547,005            17,000
  Distribution payable                              756,565         1,351,010
                                                 ----------        ----------
        Total Liabilities                        36,192,592        86,799,367

Partners' Capital (Deficit):
  General Partner                                    35,179          (719,854)
  Limited Partners
  (10,700,000 securities outstanding)            16,709,576        27,385,161
                                                 ----------        ----------
        Total Partners' Capital                  16,744,755        26,665,307
                                                 ----------       -----------
        Total Liabilities and Partners' Capital $52,937,347   $   113,464,674
                                                 ==========       ===========





                            Statements of Operations

                                 Three months ended        Nine months ended
                                    September 30,            September 30,
                                 1994         1993        1994          1993
Income

Rental income                $ 1,145,451  $ 3,134,078  $ 3,701,786  $ 9,422,483
Escalation income              1,618,633    4,673,383    4,809,822   12,843,660
Interest income                   63,924       64,756      173,804      212,196
Miscellaneous income              10,038       17,680    1,473,681       93,922
                               ---------    ---------    ---------   ----------
  Total Income                 2,838,046    7,889,897   10,159,093   22,572,261
                               ---------    ---------   ----------   ----------
Expenses

Property operating expenses      852,382    3,499,825    1,943,299    9,464,820
Interest expense               1,146,839    1,989,804    5,329,405    5,867,780
Real estate taxes                933,837    1,427,949    2,766,721    4,281,949
Depreciation and amortization    496,823      966,006    2,236,336    2,878,671
General and administrative       138,788      321,405      250,360      980,685
Management fee                    54,924      142,012      171,741      415,942
Professional fees               (198,697)      36,675      143,852      121,752
                               ---------    ---------    ---------   ----------
  Total Expenses               3,424,896    8,383,676   12,841,714   24,011,599
                               ---------    ---------   ----------   ----------
Loss from operations            (586,850)    (493,779)  (2,682,621)  (1,439,338)

Gain on sale of property       4,380,756            0    4,380,756            0
                               ---------     --------    ---------    ---------
     Net Income (Loss)       $ 3,793,906  $  (493,779) $ 1,698,135 $ (1,439,338)
                               =========     ========    =========    =========
Net Income (Loss) Allocated:

To the General Partner       $   892,178  $    (4,938) $   871,220 $    (14,393)
To the Limited Partners        2,901,728     (488,841)     826,915   (1,424,945)
                               ---------     --------     --------    ---------
                             $ 3,793,906  $  (493,779) $ 1,698,135 $ (1,439,338)
                               =========      =======    =========    =========
Per limited partnership
 security (10,700,000
 outstanding)                       $.27        $(.04)       $.08        $(.13)






                    Statement of Partners' Capital (Deficit)
                  For the nine months ended September 30, 1994

                                        Limited        General        Total
                                       Partners'     Partner's     Partners'
                                        Capital        Deficit      Capital

Balance at December 31, 1993     $   27,385,161 $     (719,854) $  26,665,307
Net income                              826,915        871,220      1,698,135
Distributions                       (11,502,500)      (116,187)   (11,618,687)
                                     ----------        -------     ----------
Balance at September 30, 1994    $   16,709,576 $       35,179  $  16,744,755
                                     ==========        =======     ==========





                            Statements of Cash Flows
             For the nine months ended September 30, 1994 and 1993

                                                       1994            1993
Cash Flows from Operating Activities:

Net income (loss)                                $   1,698,135   $  (1,439,338)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Gain on sale of property                       (4,380,756)              0
     Depreciation and amortization                   2,236,336       2,878,671
     Increase in interest on mortgage notes payable  5,329,405       5,776,300
     Increase (decrease) in cash arising from
      changes in operating assets and liabilities:
         Accounts receivable                          (144,444)        905,186
         Prepaid assets                              1,676,333        (891,064)
         Accounts payable and accrued expenses        (941,323)        460,134
         Deferred income                            (1,250,000)              0
         Due to affiliates                              21,231         (20,225)
                                                     ---------       ---------
Net cash provided by operating activities            4,244,917       7,669,664
                                                     ---------       ---------
Cash Flows from Investing Activities:

     Additions to Real Estate                         (586,818)     (1,444,290)
     Construction escrow                                     0         570,705
     Proceeds from sale of property, net            60,863,291               0
                                                    ----------       ---------
Net cash provided by (used for)
  investing activities                              60,276,473        (873,585)
                                                    ----------       ---------
Cash Flows from Financing Activities:

  Payment of note payable                                    0      (3,000,000)
  Cash distributions                               (12,213,132)     (4,066,540)
  Payment of mortgage payable                      (54,504,713)              0
                                                    ----------       ---------
Net cash used for financing activities             (66,717,845)     (7,066,540)
                                                    ----------       ---------
Net decrease in cash                                (2,196,455)       (270,461)
Cash at beginning of period                         10,668,441       8,135,601
                                                    ----------       ---------
Cash at end of period                             $  8,471,986  $    7,865,140
                                                    ==========       =========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest        $          0  $       91,480


Supplemental Disclosure of Non-Cash Investing and Financing Activites:

    Closing costs in the amout of $1,333,070 were funded through accounts payable and due to affiliates.





                       Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

The following significant events have occurred subsequent to fiscal year 1993, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Note 1:

On March 28, 1994, the Partnership executed a contract with Equitable Life Assurance Society of the United States ("Equitable") for the sale of Northland Center ("Northland") for the price of $6,600,000 in excess of the balance of the first mortgage loan, subject to agreement by the parties to certain additional documentation. The price was determined as if the sale closed on December 31, 1993 and any positive cash flow generated by Northland Center from January 1, 1994 to the closing belonged to Equitable.

On July 22, 1994, the Partnership closed the sale of Northland. The Partnership received proceeds of $60,863,291. The transaction resulted in a gain on sale of $4,380,756.






                                Part l, Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
At September 30, 1994, the Partnership had cash totalling $8,471,986 compared to $10,668,441 at December 31, 1993. The $2,196,455 decrease is primarily the result of the August 31, 1994 cash distribution (discussed below), a portion of which was funded from the Partnership's cash reserve.

The General Partner is currently attempting to dispose of the Partnership's assets and dissolve the Partnership in an orderly manner. The Partnership has engaged Lehman Brothers, an affiliate of the General Partner, to advise and assist the Partnership in the possible sale of both Northland and Brookdale Centers. As a result of these efforts, the Partnership executed a contract with Equitable Life Assurance Society of the United States ("Equitable") for the sale of Northland Center for the price of $6,600,000 in excess of the balance of the first mortgage loan. The price was determined as if the sale were to close on December 31, 1993 and any positive cash flow that was generated by Northland Center from January 1, 1994 to the closing on July 22, 1994 belonged to Equitable. In addition, the contract provided for the release of the Partnership's obligations under the first mortgage on Northland and the modification of the terms of the first mortgage on Brookdale. The first mortgage on Brookdale has been modified to permit prepayment in full, with a modified defeasance fee based on the sales price as of the date Brookdale is sold to an unaffiliated third party. On July 22, 1994, the sale and proposed modification of the Partnership Agreement (see Part 2, Item 4 of this report) was approved by a majority in interest of the Partnership's limited partners, and the sale of Northland was consummated. The Partnership's net proceeds from the Northland Center sale, after closing adjustments and expenses related to the sale, was $60,863,291. The transaction resulted in a gain on sale of $4,380,756. On August 31, 1994, a special cash distribution of $.865 per unit was paid for unitholders of record on August 12, 1994. The special distribution, which exceeds the net proceeds from the Northland Center sale, includes a disbursement of $4,484,000 from the Partnership's cash reserves. Additionally, the Asset Management Agreement with Equitable Real Estate Investment Manag ement, Inc. ("EREIM") for Northland Center and Brookdale Center was terminated effective December 31, 1993, thereby releasing the Partnership from its obligation to pay EREIM an asset management fee of $1,060,000 per year.

A portion of the Partnership's cash flow is currently being reserved to fund leasing costs, necessary capital improvements and potential costs associated with an anticipated sale of Brookdale. Cash distributions are determined on a quarterly basis, and were reduced to $.07 per unit beginning with the first quarter 1994 distribution in recognition of the likelihood of the Northland sale. In view of an anticipated sale of Brookdale, to the extent possible, capital expenditures, other than leasing-related expenditures, will be kept to a minimum with only those items addressed which require immediate attention due to code requirements, safety concerns or lease and other contractual obligations.

Accounts receivable, net of allowance, increased from $514,505 at December 31, 1993 to $658,949 at September 30, 1994 primarily due to a reduction in the allowance as a result of the collection of past due Carson's receivables. These were partially offset by the writeoff of Northland's accounts receivable balance at sale.

Prepaid assets decreased from $1,676,333 at December 31, 1993 to $0 at September 30, 1994 due to the reimbursement of first and second quarter insurance and real estate tax expenses which had been prepaid as of December 31, 1993, pursuant to the terms of the Northland Center sale contract.

Deferred income decreased from $1,250,000 at December 31, 1993 to $0 at September 30, 1994. Such amount was associated with the Carson's lease termination at Brookdale and was recognized as income upon termination of the lease in May 1994.

Mortgage notes payable decreased from $82,011,121 at December 31, 1993 to $32,835,813 at September 30, 1994 due to the sale of Northland Center which resulted in the payoff of the $54,504,713 mortgage secured by that property.

Due to affiliates increased from $17,000 at December 31, 1993 to $547,005 at September 30, 1994, primarily due to the sales commission on the Northland sale payable to Lehman Brothers.

Results of Operations
- - ---------------------
Cash provided by operating activities totalled $4,244,917 for the nine months ended September 30, 1994, compared with $7,669,664 for the nine months ended September 30, 1993. The reduced cash flow is primarily due to the assignment of positive cash flow from Northland to Equitable, pursuant to the terms of the sale contract which provided for all operating income of Northland commencing January 1, 1994 to be paid to Equitable upon closing of the sale while the Partnership continued to recognize depreciation and interest expense on Northland. The Partnership recognized net income of $3,793,906 and $1,698,135 for the three and nine months ended September 30, 1994, respectively, compared to net losses of $493,779 and $1,439,338 for the corresponding periods in 1993. The change from net loss to net income is primarily due to the sale of Northland which resulted in a gain of $4,380,756.

For the three and nine months ended September 30, 1994, rental income totalled $1,145,451 and $3,701,786, respectively, compared to $3,134,078 and $9,422,483 for the three and nine months ended September 30, 1993. The decreases reflect the absence of Northland activity as well as lower average occupancy at Brookdale in 1994. Escalation income for the three and nine months ended September 30, 1994, totalled $1,618,633 and $4,809,822, respectively, compared to $4,673,383 and $12,843,660 for the corresponding periods in 1993. Escalation income represents billings to tenants for their proportionate share of CAM, HVAC, insurance and real estate tax expenses. The decrease in escalation income is primarily due to the absence of Northland activity offset by an increase in real estate tax reimbursements by Brookdale tenants. Miscellaneous income increased $1,379,759 from the first nine months of 1993, primarily due to the recognition of a $1,250,000 termination and restructuring fee paid by Carson's in connection with its lease settlement and the receipt of $200,000 in connection with the Herman's lease buyout at Brookdale.

Total expenses for the three and nine months ended September 30, 1994 were $3,424,896 and $12,841,714, respectively, compared to $8,383,676 and
$24,011,599 for the corresponding periods in 1993. The decrease in operating expenses is primarily due to the absence of Northland activity, and a decrease in bad debt expense at Brookdale Center resulting from the collection of past due Carson's receivables. Interest expense totaled $1,146,839 and $5,329,405 for the three and nine months ended September 30, 1994, compared with $1,989,804 and $5,867,780 in the corresponding periods in 1993. The decrease is due to the payment of the Northland zero coupon note upon closing of the Northland sale on July 22, 1994. General and administrative expense decreased for both the three and nine-month period of 1994 primarily due to the termination of the EREIM asset management agreement as of December 31, 1993 (see Liquidity and Capital Resources above).

For the eight months ended August 31, 1994, mature mall tenant sales at Brookdale Center (exclusive of anchor tenants) were $17,381,000, approximately 6% behind sales of $18,391,000 for the eight months ended August 31, 1993. Mature tenant sales are defined as sales generated by tenants who have operated at the Mall for each of the last two years. The General Partner attributes the decrease in sales at Brookdale to a decrease in occupancy at the center as well as increased competition from recently renovated centers and the Mall of America. As of September 30, 1994, Brookdale was 77% occupied (exclusive of anchor and outparcel stores) as compared to 81% on September 30, 1993. The decline in occupancy is largely attributable to the reconfiguration of approximately 40,000 square feet of previously leased space, which is currently undergoing a renovation. These renovations were completed in November and tenants will begin to take occupancy of a portion of the space in November.






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

Item 5          Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b)     Forms 8-K

                On August 2, 1994, a Form 8-K was filed reporting (i) a further extension of the solicitation period to July 21, 1994; and (ii) extension of the closing deadline of the sale to July 22, 1994; and (iii) the consummation of the sale of Northland Center.






                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                EQUITABLE REAL ESTATE SHOPPING CENTERS L.P.

				BY:	MIDWEST CENTERS INC.
					General Partner





Date:  November 11, 1994                BY: /S/ Paul L. Abbott
					Director, Chairman of the Board,
					and President




Date:  November 11, 1994                BY: /S/ Robert J. Hellman
					Director, Vice President, and
					Chief Financial Officer