Form 10-K
period 1994-12-31
EQUITABLE REAL ESTATE SHOPPING CENTERS LP
filed 1995-04-06
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[ x ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

        For the fiscal year ended December 31, 1994

[   ]   Transition Report Pursuant to Section 13 or 159(d) of the Securities
        Exchange Act of 1934 (fee required)

        For the Transition period from          to

Commission file number:  1-9331


                    MIDWEST REAL ESTATE SHOPPING CENTER L.P.
            (formerly Equitable Real Estate Shopping Centers, L.P.)
              Exact name of Registrant as specified in its charter


				Delaware													                               	13-3384643
State or other jurisdiction of incorporationI.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, NY								   	10285-2900
Address of principal executive offices									     			  zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:

	NEW YORK STOCK EXCHANGE
	Name of each exchange on which registered

	10,700,000 UNITS OF LIMITED PARTNERSHIP SECURITIES
	Title of Class

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
        (x)

Aggregate market value of voting stock held by non-affiliates of the registrant:
Not applicable.

Documents Incorporated by Reference: Agreement of Limited Partnership, dated December 1, 1986, incorporated by reference to Exhibit A to the prospectus contained in the Registration Statement No. 33-9937. Proxy Statement used in connection with solicitation of Unitholders on June 7, 1994 (the "Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

                                     PART I


Item 1.  Business

(a) General Development of Business

Midwest Real Estate Shopping Center L.P. (formerly Equitable Real Estate Shopping Centers, L.P.), a Delaware limited partnership (the "Partnership"), was formed on October 28, 1986. Midwest Centers Inc. (formerly Shearson ESC/GP Inc.), a Delaware corporation, is the general partner of the Partnership (the "General Partner"). Midwest Centers Depositary Inc. (the "Assignor Limited Partner", formerly Shearson ESC Corp.) is the sole limited partner of the Partnership. The General Partner and the Assignor Limited Partner are affiliates of Lehman Brothers Holdings, Inc.

On December 30, 1986, the Partnership completed an offering of $107,000,000 of limited partnership securities ("Units," the holders of which are referred to herein as "Unitholders") representing assignments of limited partnership interests from the Assignor Limited Partner. The net proceeds of the offering after payment of syndication and organizational costs aggregated $97,925,000.

The Partnership was formed to acquire from The Equitable Life Assurance Society of the United States ("Equitable") two regional shopping malls which Equitable had owned since 1978: Brookdale Center, located in Brooklyn Center (Hennepin County), Minnesota ("Brookdale"), and Northland Center, located in Southfield (Oakland County), Michigan ("Northland") (together the "Properties"). On December 30, 1986 the Partnership acquired the fee interest in the land and improvements constituting the Properties for a total purchase price of $130,025,000 ($49,000,000 for Brookdale and $81,025,000 for Northland).

Two mortgage notes from Equitable were issued on December 30, 1986 in the initial principal amounts of $15,175,000 (the "Brookdale Note") and $25,675,000 (the "Northland Note"). The Partnership had deferred payment of principal and interest on the Northland Note until its scheduled maturity on June 30, 1995. In connection with the impending maturity of the Northland Note, the Partnership executed a contract with Equitable on March 28, 1994 for the sale of Northland at the price of $6,600,000 in excess of the balance of the Northland Note (the "Northland Sales Contract"). On July 22, 1994, the sale was completed and the Northland Note paid. The effective date of the sale of Northland was January 1, 1994 and any positive cash flow generated by Northland Center from January 1, 1994 to the closing belonged to Equitable. The Partnership is also deferring payment of principal and interest on the
Brookdale Note until its maturity date on June 30, 1995.   In connection with
the impending maturity of the Brookdale Note the General Partner is currently attempting to dispose of Brookdale Center and dissolve the Partnership in an
orderly manner.   See Item 7 for the terms of the sale of Northland and a
discussion of the impending maturity of the Brookdale Note.

The Unitholders were solicited on June 7, 1994 in connection with the sale of Northland. This solicitation informed the Unitholders that the sale of Northland would be the first step in the disposition of the assets of the company with a view to the orderly dissolution and liquidation of the Partnership. Information involving the plan to dispose of all the assets of the Partnership with a view to its liquidation is contained under the caption "The Plan to Liquidate" in the Partnership's definitive proxy statement filed on May 27, 1994 pursuant to Regulation 14A and is incorporated herein by reference.

On December 31, 1986 the Partnership entered into an agreement with Equitable Real Estate Investment Management, Inc. ("EREIM"), an indirect wholly-owned subsidiary of Equitable, to retain EREIM as asset manager (the "Asset Manager") to the Partnership. Consultation with the Asset Manager by the General Partner was required to effect a sale of all or substantially all of either property or to refinance either of the Notes. The Asset Manager has waived its right of first offer with respect to any proposed sale of either property by the Partnership. In association with the sale of Northland and intention to dispose of Brookdale, the asset management agreement with EREIM for both malls was terminated effective December 31, 1993, thereby releasing the Partnership from its obligation to pay EREIM an asset management fee of $1,060,000 per year.

On June 25, 1991, the Partnership obtained a $3 million second mortgage loan from Equitable (the "Second Mortgage") secured by a second mortgage lien on Northland Center. The proceeds were used to fund food court construction costs and remerchandising costs at Northland. The Second Mortgage was repaid in June 1993, prior to its June 25, 1993 maturity date, from Partnership cash reserves.

On November 21, 1994, the Partnership changed its name from Equitable Real Estate Shopping Centers, L.P. to Midwest Real Estate Shopping Center L.P. The name change was in conjunction with the termination of the former asset management agreement with EREIM, pursuant to which the Partnership agreed to cease using the words "Equitable" and "Equitable Real Estate" in its name.


(b)  Financial Information About Industry Segments

The Partnership's sole business is the ownership and operation of its remaining property, Brookdale Center. All of the Partnership's revenues, operating profit or loss and assets relate solely to such industry segment.


(c)  Narrative Description of Business

The Registrant's principal business is to own and operate its remaining property. The Partnership's principal objectives are to:

        (1) provide quarterly cash distributions, substantially all of which should not be subject to Federal income tax due to Partnership tax deductions for cost recovery on the Properties and accrued but unpaid interest on the Notes; and

        (2) achieve long-term appreciation in the value of the Properties to produce distributions to Unitholders on sale. Please refer to Item 5 for a description of the Partnership's policy concerning distributions.

There is no assurance that any of these objectives will be achieved.

Competition

See Item 2 for a description of the competition in the primary trade area of the Partnership's remaining property.

Employees

The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner, and the remaining property is managed on a day-to-day basis by General Growth Management Inc. (the "Property Manager"). Please see
Note 9 to the Financial Statements in Item 8, and Item 13.


Item 2.  Properties

The Partnership's remaining property, Brookdale Center, is a regional shopping mall located in Brooklyn Center (Hennepin County), Minnesota, approximately five miles northwest of the central business district of Minneapolis. Brookdale consists of a mall anchored by five major department stores -
Sears, Roebuck and Co. ("Sears"), J.C. Penney, Inc. ("J.C. Penney"), Dayton-Hudson Corporation, doing business as Dayton's ("Dayton's"), Mervyn's, a California corporation doing business as Mervyn's ("Mervyn's"), which acquired Carson Pixie Scott & Co., doing business as Carson's ("Carson's") on March 6, 1995, and Kohl's Department Stores, Inc., doing business as Kohl's ("Kohl's") in a freestanding building, all located on a site of approximately 81 acres. Brookdale contains approximately 985,000 gross leasable square feet, of which approximately 785,000 square feet is owned or leased by the anchor tenants and not by the Partnership. Brookdale has parking for approximately 5,000 automobiles. During 1988, a freestanding Kohl's department store consisting of approximately 75,000 square feet was completed on the east end of the mall site. Kohl's commenced operations on August 1, 1988 as projected. Brookdale was constructed in 1962, underwent major expansion in 1966, and was refurbished in 1970 and again in 1983.

The total building area of Brookdale is allocated as shown in the table below.

                       Square Feet     Square Feet     Total
                       Leased to       Owned by        Square
                       Tenants         Anchors(1)      Feet
Anchor Stores:
   Mervyn's (2)                -       144,546         144,546
   Dayton's                    -       195,368         195,368
   J.C. Penney                 -       140,320         140,320
   Kohl's                      -       75,000          75,000
   Sears                       -       180,669         180,669
Outparcel Stores (3)           -       48,858          48,858
Enclosed Mall Tenants(4) 200,146          -            200,146
                         200,146       784,761         984,907
Common Area                    -          -            119,113

Total                    200,146       784,761         1,104,020

(1) Includes square footage leased by anchors from independent third parties.
(2) On March 2, 1995, Carson's ceased operations at Brookdale Center. On
    March 6, 1995, Mervyn's, a California Corporation, took possession of the space. See description of anchor tenants.
(3) The four outparcel stores at Brookdale are owned by the tenants and consist primarily of automotive accessory stores.
(4) Storage area of 3,104 square feet is included in the mall stores' square footage.


Anchor Tenants

Sears, which owns its own buildings and land, pays its own real estate taxes and utilities. Sears has an operating agreement and a purchase agreement that require it to operate a Sears store in its main building until May 1997. Sears is required to pay a proportionate share of the costs incurred by Brookdale in maintaining the common areas, which is in proportion to the Sears building area to the aggregate of all building area in Brookdale. Sears may not sublease its space except to carry on portions of its business through licensees, lessees, concessionaires or corporations in which a majority of the voting stock is owned by Sears. The operating agreement and purchase agreement and all rights and obligations thereunder, including Sears' obligation to pay common area expenses, expire in May 1997.

J.C. Penney leases its building and the land on which its building is constructed from a third party which leases the land from the Partnership until July 27, 2015; however, it has the option to terminate the lease on either July 27, 1995 or July 27, 2005. J.C. Penney pays its own real estate taxes and utilities. J.C. Penney is required to operate a J.C. Penney-type department store until July 27, 1995; however J.C. Penney may sublet the entire premise or assign the lease to any corporation which may take over the business of J.C. Penney in Minnesota as a result of an assignment or merger. J.C. Penney is also subject to an operating agreement that requires it to pay a portion of the common area expenses, including real estate taxes and assessments of the common area, in proportion to 75% of the gross building area in its store to the total gross building area. J.C. Penney has not informed the Partnership of any intention to leave the Mall.

An affiliate of Carson's owns the 144,546 square foot store and underlying land and leased from the Partnership an additional 15,952 square feet of space at the mall entrance to Carson's store. Under the terms of an agreement with the Partnership in 1993, following the bankruptcy of Carson's parent company, P.A. Bergner ("Bergner"), (i) Carson's lease expiration was accelerated to May 31,1994, (ii) Carson's operating agreement with respect to its store was extended to 2003, (iii) the Partnership agreed to reconfigure the mall entrance to Carson's store, and (iv) Carson's paid the Partnership $1,250,000, representing the amount budgeted for the reconfiguration of Carson's mall entrance and lease space following the accelerated termination of Carson's lease.

Mervyn's, a California corporation, has entered into an agreement which was finalized on March 6, 1995, pursuant to which Mervyn's agreed to purchase all of the outstanding shares of stock of a wholly-owned subsidiary of CPS Department Stores, Inc., a Delaware corporation ("Carson's"), thereby acquiring the Carson's store in the Mall. Carson's ceased operations at the store on March 2 1995, and Mervyn's took possession of this space on March 6, 1995. Mervyn's has commenced remodeling the store and is scheduled to reopen and operate a store at the Carson's site under the trade name Mervyn's. Although Mervyn's has not yet announced an opening date, it intends to begin operating the Brookdale store during the third quarter of 1995.

Dayton's land and building are owned by Dayton Development Company ("DDC"), an affiliate of Dayton's which leases Dayton's land and building to Dayton's. DDC's lease to Dayton's runs through July 31, 1996. DDC and Dayton's are subject to an operating agreement that generally requires Dayton's to operate a Dayton's store in the Dayton's building until July 31, 1996. DDC pays its own real estate taxes and for the water, gas and electricity used by Dayton's. In addition, DDC also pays a proportionate share of the costs incurred by Brookdale in supplying climate conditioning services to the entire shopping center, plus a $2,442.10 monthly standby charge. DDC is also required to pay a proportionate share of the costs incurred by Brookdale in maintaining the common areas. DDC has the right to approve any purchaser of the Brookdale Center, and if such approval is not granted and the purchaser subsequently defaults in its common area maintenance obligations, DDC shall have the right to take over common area maintenance. The Dayton's operating agreement terminates on July 31, 1996, except that it shall continue t hereafter so long as Brookdale is a shopping center and Dayton's shall continue to operate a Dayton's department store therein.

Kohl's owns its building and leases land from the Partnership. Kohl's lease runs for a period of 22 years through January 31, 2010 with two five-year renewals. The minimum rent is $175,000 per year with percentage rent of 1.5% of all net sales in excess of $64,000,000 per year. The leases are net ground leases with the tenant responsible for all costs such as real estate taxes and utilities. Kohl's pays a fixed common area maintenance charge. Kohl's did not renew its operating agreement which expired on August 1, 1993, but has not informed the Partnership of any intention to leave the Mall.

Mall and Outparcel Tenants
As of December 31, 1994, Brookdale had 200,146 square feet of gross leasable area (excluding anchor stores and outparcel stores), of which 42,328 square feet (representing kiosks and mall stores totalling 39,224 square feet and 3,104 square feet of storage area) were vacant. During 1994, 11 leases totalling 27,918 square feet terminated and space totalling 16,708 square feet was leased. 3 leases totalling 1,363 square feet were signed with existing tenants and 8 leases totalling 15,345 square feet were signed with new tenants. In summary, leasing for 1994 resulted in an additional 11,210 square feet available for lease.

Historical Occupancy
The following table shows the historical occupancy percentage at Brookdale at December 31 of the indicated years.

                           1994    1993    1992    1991    1990

Including Anchor Stores    94.0%   96.0%   99.0%   99.4%   99.9%

Excluding Anchor Stores    79.0%   85.0%   95.0%   98.0%   99.5%

Competition
The Minneapolis-St. Paul metropolitan area contains 17 regional shopping centers containing a total of 14 million square feet of retail space. Brookdale, which is located in a northern suburb of Minneapolis, competes directly with three shopping centers - Northtown Mall, Rosedale Center and Ridgedale Center. Brookdale also competes for customers with a variety of local shops and merchants.

Northtown Mall is a smaller regional center located five miles north of Brookdale and is anchored by Carson's, Montgomery Ward and Kohl's. Northtown Mall contains gross leasable area of approximately 800,000 square feet. Rosedale Center, which is owned by an affiliate of Equitable, is a two-level, enclosed mall located ten miles southeast of Brookdale and is anchored by Dayton's, Carson's, J.C. Penney and Montgomery Ward. This center contains a gross leasable area of 1,400,000 square feet and underwent an expansion in 1991, including a new 250,000 square foot Dayton's store. Ridgedale Center is located eight miles southeast of Brookdale and is anchored by Sears, J.C. Penney, Dayton's and Carson's. Ridgedale contains gross leasable area of 1,035,000 square feet. All three centers compete against Brookdale for customers with a variety of local shops and national retailers.

On August 11, 1992, a super-regional center, Mall of America, opened in Bloomington, approximately 8.25 miles from downtown Minneapolis and approximately 14.25 miles southeast of Brookdale. The 4.2 million square foot center is anchored by Nordstrom's, Bloomingdale's, Sears and R.H. Macy & Co., Inc., among others, and includes an amusement park. Although occupancy has declined over the past few years, the General Partner attributes this decline to general competition from other shopping centers, of which the Mall of America is only a part. While Mall of America does not appear to have had a direct impact on leasing initiatives at Brookdale at this time, it has had an
impact on consumer traffic at Brookdale.   The General Partner is less certain
concerning the long-term impact, if any, on sales at Brookdale since Mall of America is located outside Brookdale's primary trade area.



Item 3.  Legal Proceedings

On January 17, 1995, the Partnership announced that an action had been filed in the United States District Court for the Southern District of New York on behalf of all persons who owned Limited Partnership Units of the Partnership on June 7, 1994. The action was brought against the Partnership, the General Partner, officers and directors of the General Partner and other defendants with respect to the sale of Northland. The General Partner believes that the Plaintiff's allegations are without merit, and intends to defend the lawsuit vigorously. The complaint alleges, among other things, that the solicitation statement used by the Partnership to solicit limited partner consents to the sale of Northland contained material misrepresentations and omissions and that the General Partner, assisted by the other defendants, breached its fiduciary duties to the plaintiffs in connection with the Northland sale. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under Federal Rules of Civil Procedure.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unitholders at a meeting or otherwise during the three months ended December 31, 1994.


                                    PART II


Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

The Units are listed on the New York Stock Exchange and trade under the symbol "EQM". The high and low sales price of the Units on the New York Stock Exchange as reported on the consolidated transaction reporting system, during the periods January 1, 1993 to December 31, 1993 and January 1, 1994 to December 31, 1994 were as follows:

                                High            Low

	1993
        First Quarter         $ 2 5/8         $ 1 3/4
	Second Quarter		2 5/8		2 1/8
	Third Quarter		2 1/2		2
	Fourth Quarter		2 1/2		2 1/8

	1994
        First Quarter         $ 2 3/8         $ 2
	Second Quarter		2 1/8		1 1/8
	Third Quarter		1 3/4		11/16
	Fourth Quarter		7/8		1/2

(b)  Distribution of Operating Cash Flow

The Partnership's policy is to distribute to the Unitholders their allocable portion of Operating Cash Flow (as defined below) in respect of each fiscal year in substantially equal quarterly installments based on estimated Operating Cash Flow for the current year.

Distributions of Operating Cash Flow are paid on a quarterly basis to registered holders of Units on record dates established by the Partnership, which generally will be the last day of each quarter. If a Unitholder transfers a Unit prior to a record date for a quarterly distribution of Operating Cash Flow, the transferor Unitholder may be subject to tax on part or all of the Net Income from operations, if any, for such quarter (since Net Income from operations is allocated on a monthly basis, rather than quarterly), but will not be entitled to receive any portion of the Operating Cash Flow to be distributed with respect to such quarter.

The amount of Operating Cash Flow available for distribution is determined by the General Partner after taking into account the cash requirements of the Partnership, including operating expenses and reserves for future commitments and contingencies.

For the specific terms of the distribution of operating cash flow, reference is made to pages 84 and 85 in the Partnership Agreement which is incorporated herein by reference.


Quarterly Cash Distributions Per Limited Partnership Unit

Distribution amounts are reflected in the period for which they are declared. The record date is the last day of the respective quarter and the actual cash distributions are paid approximately 45 days after the record date.

                                1994            1993

        First Quarter        $  .07           $ .125
	Second Quarter		.07		.125
	Third Quarter		.935*		.125
	Fourth Quarter		.07		.125

        TOTAL                $ 1.145          $ .50


* This amount includes the Partnership's third quarter cash distribution of $.07 per Unit as well as a special cash distribution of $.865 per Unit paid on August 31, 1994, to unitholders of record as of August 12, 1994. This distribution represented the net proceeds from the sale of Northland Center and included a disbursement of $4,484,000 from the Partnership's cash reserves.
See Item 7 for a discussion of the sale of Northland Center.

A portion of the Partnership's cash flow is currently being reserved to fund leasing programs and capital improvements at Brookdale and in anticipation of the potential costs associated with a refinancing of the mortgage loan or sale of Brookdale (See Item 7). The Partnership reduced its distribution for the first quarter of 1994 to $.07 from the previous level of $.125 per quarter in anticipation of the sale of Northland to Equitable, which sale was completed on July 22, 1994, with an effective date of December 31, 1993.

As of December 31, 1994, there were 6,663 Unit Holders.

(c) Distribution of Net Proceeds of Capital Transactions:

The Net Proceeds of an Interim Capital Transaction, which would include the sale of either or both Malls, are distributable to the Unitholders and the General Partner in the manner described in the Partnership Agreement which is incorporated herein by reference. See also Note 4 to the Consolidated Financial Statements.

Related Security Holder Matters

The Partnership is a "publicly traded partnership" for purposes of Federal income taxation. The Revenue Act of 1987 (the "Act") changed the Federal income tax treatment of "publicly traded partnerships." Under the Act, the Partnership could be taxed as a corporation for Federal income tax purposes beginning in 1998 if the Partnership does not satisfy an income test under the Act. While the Partnership currently expects to meet this income test, it is unclear whether the Partnership will always meet the income requirements for an exception to the rule treating a publicly traded partnership as a corporation. Publicly traded partnerships are subject to a modified version of the passive loss rules if they are not taxed as corporations. Under the modified rules applicable to publicly traded partnerships, the passive loss rules are applied separately for the items attributable to each publicly traded partnership.

Any Tax-Exempt Entity acquiring Units after December 17, 1987 (including any acquired pursuant to a reinvestment plan) realizes unrelated business income ("UBI"), with respect to such Units for periods during which the Partnership is a "publicly traded partnership", and such UBI may cause the Tax-Exempt Entity to incur a federal income tax liability. It should be noted that the Partnership agreement stated that "An investment in the Units is not suitable for Tax-Exempt Entities, including Individual Retirement Accounts ("IRA's") and Keogh and other retirement plans, because such investment would give rise to unrelated business taxable income."


Item 6.  Selected Financial Data.

(dollars in thousands except per interest data)

For the years ended December 31,

                             1994        1993        1992        1991      1990

Total Income              $12,695     $ 30,312   $ 31,404    $ 30,383  $ 29,482
Net Income (Loss)          (7,567)(2)  (18,377)(1) (7,834)(1)     389     1,759
Net Income (Loss) per
  Limited Partnership
  Unit (10,700,000
  outstanding)               (.79)       (1.70)(1)   (.73)(1)     .04       .16
Real Estate                35,072      100,264    118,416     127,101   125,396
Mortgage Notes Payable     33,652       82,011     77,245      70,215    60,849
Total Assets               42,302      113,448    131,082     136,879   132,004

(1) Includes write-downs in carrying value of the Northland property in 1992 and 1993. See Item 7.

(2)     Includes gain on sale of Northland and write-down of Brookdale.  See
        Item 7.


The above selected financial data should be read in conjunction with the financial statements and notes thereto contained in Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1994, the Partnership had cash totalling $6,693,502 compared to $10,668,441 at December 31, 1993. The $3,974,939 decrease is primarily the result of the August 31, 1994 cash distribution (discussed below), a portion of which was funded from the Partnership's cash reserve.

The General Partner is currently attempting to dispose of the Partnership's remaining property and dissolve the Partnership in an orderly manner. The Partnership has engaged Lehman Brothers, an affiliate of the General Partner, to advise and assist the Partnership in the possible sale of Brookdale Center. The Partnership executed a contract with Equitable for the sale of Northland Center for the price of $6,600,000 in excess of the balance of the first mortgage loan. The effective date of the sale of Northland was January 1, 1994 and any positive cash flow that was generated by Northland Center from January 1, 1994 to the closing on July 22, 1994 belonged to Equitable. In addition, the contract provided for the release of the Partnership's obligations under the first mortgage on Northland and the modification of the terms of the first mortgage on Brookdale. The first mortgage on Brookdale has been modified to permit prepayment in full, with a modified defeasance fee equal to 75% of the amount by which the sales price of Brookdale exceeds $45,000,000. In connection with the sale, the Partnership retained an independent advisor to render an opinion as to the fairness of the Northland transaction. The advisor concluded that the sale was fair, from a financial point of view, to the limited partners. On July 22, 1994, the sale and proposed modification of the Partnership Agreement was approved by a majority in interest of the Partnership's limited partners, and the sale of Northland was consummated. The Partnership's net proceeds from the Northland Center sale, after closing adjustments, expenses related to the sale, and the satisfaction of the mortgage, were $5,625,304. The transaction resulted in a gain on sale of $4,610,550. On August 31, 1994, a special cash distribution of $.865 per unit was paid for unitholders of record on August 12, 1994. The special distribution, which exceeded the net proceeds from the Northland Center sale, included a disbursement of $4,484,000 from the Partnership's cash reserves. Additionally, the Asset Management Agreement with EREIM for Northland Center and Brookdale Center was terminated effective December 31, 1993, thereby releasing the Partnership from its obligation to pay EREIM an asset management fee of $1,060,000 per year.

There is no guarantee that the Partnership will be able to sell Brookdale prior to the June 1995 maturity of the mortgage loan. If the sale of Brookdale appears unlikely at or prior to this date, the Partnership will attempt to extend the maturity of the mortgage loan, or secure replacement financing from the current lender. The Partnership's ability to refinance its mortgage in whole or in part or, as an alternative, to find a purchaser for the Mall, may be adversely impacted by economic and competitive conditions pertaining to the Mall, the limited availability of financing for real estate projects, and adverse real estate market conditions in general.

A portion of the Partnership's cash flow is currently being reserved to fund leasing costs, necessary capital improvements and potential costs associated with a potential sale of Brookdale. Cash distributions are determined on a quarterly basis, and were reduced to $.07 per unit beginning with the first quarter 1994 distribution in recognition of the likelihood of the Northland sale. In view of a disposition of Brookdale, to the extent possible, capital expenditures, other than leasing-related expenditures, will be kept to a minimum with only those items addressed which require immediate attention due to code requirements, safety concerns or lease and other contractual obligations.

Accounts receivable, net of allowance, decreased from $514,505 at December 31, 1993 to $272,327 at December 31, 1994 primarily due to a decrease in Brookdale's tenant receivables and the sale of Northland. This also resulted in a decrease in the allowance for receivables from $1,251,805 at December 31, 1993 to $95,229 at December 31, 1994.

Prepaid assets decreased from $1,676,333 at December 31, 1993 to $142,679 at December 31, 1994 due to the reimbursement of Northland Center's real estate taxes prepaid at December 31, 1993 for the first and second quarter of 1994.
At December 31, 1994, accounts payable and accrued expenses totalled $1,170,453, a decrease of $999,783 from December 31, 1993, primarily due to the sale of Northland Center.

On August 23, 1991, P.A. Bergner, the parent company of Carson's, filed for protection under Chapter 11 of the Federal Bankruptcy code. In conjunction with its Third Amended Joint Plan of Reorganization under bankruptcy, Bergner elected to terminate the store's lease of 15,952 square feet on May 31, 1994, to extend the store's operating covenant to 2003 and to pay the Partnership a lease termination and settlement fee of $1,250,000. Bergner also agreed to cure pre-petition defaults amounting to $328,250 for real estate taxes and common area maintenance. Following termination of the lease, the Partnership reconfigured the area occupied by Carson's into tenant space and constructed a new entrance to the Carson's store. Such reconfiguration was funded by Partnership cash reserves, in addition to the $1,250,000 received by the Partnership in December 1993. Accordingly, deferred income decreased $1,250,000 from December 31, 1993 to $0 at December 31, 1994 as a result of the recognition of income upon termination of the lease in May 1994.

Mortgage notes payable decreased from $82,011,121 at December 31, 1993 to $33,652,305 at December 31, 1994 due to the sale of Northland Center which resulted in the payoff of the $54,504,713 mortgage secured by that property.

Brookdale tenant Herman's Sporting Goods which filed for Chapter 11 of the Bankruptcy Code paid the Partnership $200,000 in 1994 to be released from its lease obligations. The loss of Herman's, which occupied 12,000 square feet, did not have a material effect on the Partnership's operating results.

Brookdale anchor tenant Kohl's did not renew its operating agreement which expired August 1, 1993, but has not informed the Partnership of any intention to leave the mall. Kohl's owns its building, and its ground lease does not expire until January 31, 2010. If Kohl's were to leave the mall, this would likely result in a decline in mall traffic and cash flow, and would likely have a material adverse effect on future mall store leasing efforts.

Results of Operations

1994 versus 1993

Cash provided by operating activities totalled $4,483,503 for the year ended December 31,1994, compared with $12,701,730 for the year ended December 31, 1993. The reduced cash flow is primarily due to the assignment of positive cash flow from Northland to Equitable, pursuant to the terms of the sale contract which provided for all operating income of Northland commencing January 1, 1994 to be paid to Equitable upon closing of the sale. The Partnership recognized a net loss of $7,567,268 for the year ended December 31, 1994 compared to a net loss of $18,376,967 for 1993. The decrease in net loss is due to the fact that the write-down of Brookdale to its estimated value in 1994 was less than the write-down in value of the Northland in 1993, as well as the sale of Northland which resulted in a gain of $4,610,550 in 1994.

The carrying value of Brookdale was reduced during the fourth quarter of 1994, based upon management's assessment of the estimated fair market value of the property. The determination of the estimated fair market value of the property was based upon the most recent appraisal of the property , which is conducted annually, and the impending maturity of the first mortgage note.

Rental income totalled $4,895,956 in 1994, as compared to $12,622,285 in 1993. The decrease reflects the absence of Northland activity as well as lower average occupancy at Brookdale in 1994. Escalation income decreased $11,262,664 from 1993 to $5,964,157 in 1994. Escalation income represents billings to tenants for their proportionate share of common area maintenance, insurance and real estate tax expenses, HVAC and other miscellaneous expenses. The decrease in escalation income is primarily due to the absence of Northland activity. Miscellaneous income increased $1,303,568 from 1993, primarily due to the recognition of the $1,250,000 termination and restructuring fee paid by Carson's in connection with its lease settlement and the receipt of $200,000 in connection with the Herman's lease buyout at Brookdale.

Total expenses decreased $23,815,857 from $48,688,493 in 1993 to $24,872,636 in
1994 primarily due to the write-down of Brookdale to its estimated value being less than the write-down of Northland in 1993, and due to the absence of Northland activity resulting from the sale of Northland in 1994. Property operating expenses decreased due primarily to the absence of Northland activity and a decrease in bad debt expense at Brookdale Center resulting from the collection of past due Carson's receivables. This was slightly offset by an increase in CAM and promotion expenses at Brookdale Center. Real estate tax expense decreased due to the absence of Northland activity offset by an increase at Brookdale due to an increased assessed value of the Mall. Interest expense totaled $6,145,897 compared with $7,857,584 in 1993. The decrease is due to the payment of the Northland zero coupon note upon closing of the Northland sale on July 22, 1994. General and administrative expenses decreased in 1994, primarily due to the termination of the EREIM asset management agreement as of December 31, 1993 (see Liquidity and Capital Resources above).

Sales for tenants (exclusive of anchor tenants) who operated at the Brookdale Mall for each of the last two years were approximately $38,545,800 and $38,288,000 for the years ending December 31, 1994 and 1993, respectively. As of December 31, 1994, Brookdale was 79% occupied (exclusive of anchor and outparcel stores) as compared to 85% on December 31, 1993. The decline in occupancy is largely attributable to the reconfiguration of approximately 40,000 square feet of previously leased space, which was recently renovated. These renovations were completed in November 1994 and a portion of the space has been re-leased as of year-end 1994.

1993 versus 1992

Cash provided by operating activities totalled $12,701,730 for the year ended December 31, 1993 compared to $10,156,099 for 1992. The increase is primarily due to the receipt of the $1.25 million Carson's lease termination settlement discussed above, the decrease in accounts receivable resulting from lower recoveries of common area maintenance and utility expenses, and to the change in the income and expense categories discussed below.

The Partnership incurred a net loss of $18,376,967 for the year ended December 31, 1993 compared to $7,834,360 for 1992. The increase in net loss is due to the additional reduction of Northland's carrying value in 1993 by $16,163,153 to its estimated fair market value at December 31, 1993 as well as the decrease in escalation income and increased real estate taxes and interest expense.

The carrying value of the Northland property was reduced during the fourth quarter of 1992 and 1993, based upon management's assessment of the estimated fair market value of the property. Such assessment in 1992 was based upon the appraised value of the property, which was conducted as of December 31, 1992, and in consideration of national market trends for real estate and the continuing depressed economic conditions in the metropolitan Detroit area. The determination of the estimated fair market value of the property at interim dates during 1993 was based upon the most recent appraisal of the property, which is conducted annually. The General Partner also considered the minimal change in occupancy during 1993 when considering factors that might have
contributed to a further decline in value.   The reduction in carrying value
during the fourth quarter of 1993 was based upon the terms of the proposed sale of the property, which were not finalized until the first quarter of 1994, (see "Liquidity and Capital Resources" above), pursuant to which the partnership would incur a loss on disposal of approximately $16.1 million.

Rental income totalled $12,622,285 in 1993, largely unchanged from $12,607,071 in 1992. Escalation income decreased $775,748 from 1992 to $17,226,821 in 1993, primarily due to concessions made to certain tenants and lower recovery levels. Escalation income represents billings to tenants for their proportionate share of common area maintenance, insurance and real estate tax expenses. Interest income decreased $46,655 from 1992 to $257,776 in 1993.
The decrease reflects lower interest rates earned on Partnership cash balances. Miscellaneous income totalled $204,644 in 1993, compared with $489,685 in 1992, down $285,041 due primarily to a 1992 lease buyout by Lens Crafters, a tenant at Northland, totaling $325,000.

Total expenses increased $9,775,377 from $38,913,116 in 1992 to $48,688,493 in
1993, primarily due to the additional reduction of Northland's carrying value in 1993. Property operating expenses totaled $13,025,506, down 2% from 1992. The decrease in operating expenses is primarily due to a decrease in reimbursable expenses at Northland. Interest expense totaled $7,857,584 compared with $7,245,703 in 1992. The increase is due to the compounding of interest on the zero coupon notes. Real estate taxes increased to $5,705,170 in 1993, up 6% from 1992, due to an increase in taxes at Brookdale. The 5% increase in depreciation and amortization expense from 1992 to 1993 is due to the ongoing tenant additions at the properties. Professional fees increased from $183,491 in 1992 to $229,616 in 1993, reflecting higher legal fees incurred in 1993 as a result of sale negotiations.

Brookdale: Sales for tenants (exclusive of anchor tenants) who operated at the Mall for each of the last two years were approximately $37,066,000, and $38,507,000. As of December 31, 1993, Brookdale was 85% occupied (exclusive of anchor and outparcel stores) as compared to 95% on December 31, 1992. The General Partner attributes the decrease in sales at Brookdale primarily to the decrease in occupancy at the center, reflecting a remerchandising strategy at the Mall, financial difficulties experienced by certain tenants which have led to store closings, increased competition from recently renovated centers and the newly constructed Mall of America, as well as generally sluggish economic conditions.

Northland: Sales for tenants (exclusive of anchor tenants) who operated at the Mall for each of the last two years were approximately $80,092,000, and $76,201,000. As of December 31, 1993, Northland was 71% occupied (exclusive of anchor tenants and secondary space) compared to 73% on December 31, 1992.

Inflation

Inflation generally does not affect either the business of the Partnership relative to its industry segments. Most increases in operating expenses incurred by the Malls are passed through to its tenants under the terms of their leases. Alternatively, inflation may also cause an increase in sales revenue reported by the tenants at the Malls, which serves to increase the Partnership's revenues, since a portion of its rental income is derived from percentage rents paid by certain tenants.

Property Appraisal

The Partnership Agreement and the Notes require the Partnership to retain an independent appraisal firm to appraise the Properties each year. The Partnership is generally required to provide an appraisal of the properties to the Unit Holders within 90 days after the end of the Partnership's fiscal year. Cushman & Wakefield, Inc., an independent appraisal firm retained by the Partnership to appraise the Properties in 1994, has appraised Brookdale at $35,072,000 as of December 31, 1994.

It should be noted that appraisals are only estimates of current value and actual values realizable upon a sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Because of the nature of the Partnership's properties and the limited market for such properties, there can be no assurance that the other properties reviewed by the appraiser are comparable. Additionally, the low level of liquidity as a result of the current restrictive capital environment has had the effect of limiting the number of transactions in real estate markets and the availability of financing to potential purchasers, which may have a negative impact on the value of an asset. Further, the appraised value does not reflect the actual costs which would be incurred in selling the property, including brokerage fees and prepayment penalties.


Item 8.  Financial Statements and Supplementary Data.

See Item 14a for a listing of the Financial Statements and Supplementary data filed in this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrants

The Partnership has no officers or directors. The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting the Partnership's business. Certain officers and directors of the General Partner are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the general partner changed its name to Midwest Centers Inc. to delete any references to "Shearson."

The directors and executive officers of the General Partner are as follows:

Name                          Age         Office

Paul L. Abbott                49          Director, President and Chairman of
                                          the Board
Stevan N. Bach                55          Director
Kathleen Carey                41          Director
Raymond C. Mikulich           41          Director
Robert J. Hellman             40          Vice President, Director and Chief
                                          Financial Officer
Joan B. Berkowitz             35          Vice President
Elizabeth Rubin               28          Vice President


Paul L. Abbott is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Stevan N. Bach is Executive Vice President of Bach, Thoreen, McDermott Inc., a real estate valuation and consulting firm based in Houston, Texas. Mr. Bach has over 25 years of experience in the real estate business. From December 1980 through July 1984, Mr. Bach was a Senior Vice President, National Director and General Manager of the Southwestern Region for Landauer Associates, Inc. From December 1975 through December 1980, Mr. Bach was the Vice President and Manager of Coldwell Banker Appraisal Services. Mr. Bach is a graduate of the University of Southern California.

Kathleen B. Carey is an attorney specializing in commercial real estate. She is a graduate of the State University of New York at Albany and St. John's University Law School. In 1987, she joined the Connecticut law firm of Cummings & Lockwood and served as a partner in the firm from 1989 until mid-1994. She is admitted to practice in New York and Connecticut, and worked with firms in both states before joining Cummings & Lockwood. She resigned from that firm in 1994 and now resides in California. Ms. Carey's practice has involved all facets of acquisitions, sales and financing of commercial properties, including multifamily housing, office buildings and shopping centers. She has represented developers and lenders in numerous transactions involving properties located throughout the United States.

Raymond C. Mikulich is a Managing Director of Lehman, and since January 1988, has been head of the Real Estate Investment Banking Group. Prior to joining Lehman Brothers Kuhn Loeb in 1982, Mr. Mikulich was a Vice President with LaSalle National Bank, Chicago, in the Real Estate Advisory Group, where he was responsible for the acquisition of equity interests in commercial real estate. Over his fifteen years in the real estate business, Mr. Mikulich has arranged acquisitions and dispositions on behalf of both individuals and institutional investors. Mr. Mikulich holds a BA degree from Knox College and a JD degree from Kent College of Law.

Robert J. Hellman is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail and commercial real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

Joan B. Berkowitz is a Vice President of Lehman Brothers, responsible for asset management within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

Elizabeth Rubin is an Assistant Vice President of Lehman Brothers in the Diversified Asset Group. Ms. Rubin joined Lehman Brothers in April 1992.
Prior to joining Lehman Brothers, she was employed from September 1988 to April 1992 by the accounting firm of Kenneth Leventhal and Co. Ms. Rubin is a Certified Public Accountant and received a B.S. degree from the State University of New York at Binghamton in 1988.


Item 11.  Executive Compensation

The Directors and Officers of the General Partner do not receive any salaries or other compensation from the Partnership, except that Mr. Bach receives $12,000 per year for serving as Director of the General Partner. Prior to September 1, 1993 he received $10,000, and $2,400 for attendance in person at any meeting of the Board of Directors of the General Partner or of the Audit Committee. During 1994, Mr. Bach was paid $21,600 in director fees. In addition, Donald R. Waugh Jr. , who served as Director of the General Partner until his death in 1995, received $19,200 for services rendered in 1994.

The General Partner is entitled to receive 1% of Operating Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See pages 84 and 85 of the Partnership Agreement for a description of such arrangements which description is incorporated by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - To the knowledge of the Partnership, no person owns more than 5% of the outstanding Units as of December 31, 1994.

(b) Security Ownership of Management - Various employees of Lehman Brothers that perform services on behalf of the General Partner own no units of the Partnership as of December 31, 1994.

(c) Changes in Control - None


Item 13.  Certain Relationships and Related Transactions

The General Partner, an affiliate of Lehman Brothers, is entitled to receive a portion of Operating Cash Flow and Net Proceeds from Capital Transactions (see
Item 5). During 1994, the General Partner received $123,752 as its share of Operating Cash Flow for 1994.

During 1993, the Partnership engaged Lehman Brothers, an affiliate of the General Partner, in conjunction with the possible sales of Brookdale and Northland. Pursuant to such agreement, Lehman Brothers is entitled to a fee equal to 0.875% of the gross proceeds of a transaction, as defined in the Letter Agreement (incorporated by reference to Exhibit 10.13). Pursuant to this agreement, the Partnership paid Lehman Brothers $508,774 in 1994 for advisory services related to the sale of Northland Center.

An affiliate of Lehman Brothers and the General Partner is the general partner of Hotel Properties, L.P., a public limited partnership which owns four Marriott hotels. Equitable holds first mortgages in the aggregate amount of approximately $80,000,000 on such properties, and EREIM performs asset management services for that partnership which are similar to the asset management services which it performed for the Partnership. An affiliate of Lehman Brothers and the General Partner is the General Partner of Capital Growth Mortgage Investors, L.P., a public limited partnership which specializes in mortgages. Equitable holds a first mortgage on a property in the aggregate amount of approximately $43,000,000 for which Capital Growth holds a second mortgage in the aggregate amount of approximately $37,000,000.

Affiliates of the General Partner are or have been responsible for certain administrative functions of the Partnership. For amounts paid to such affiliates, see Note 7 of the Notes to Financial Statements.

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2).

             MIDWEST REAL ESTATE SHOPPING CENTER LIMITED PARTNERSHIP
                           (a Delaware limited partnership)
                           Index to Financial Statements
                                                                      Page
                                                                     Number

Independent Auditors' Report                                          F-1

Balance Sheets At December 31, 1994 and 1993                          F-2

Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992                  F-2

Statements of Operations
For the years ended December 31, 1994, 1993 and 1992                  F-3

Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992                  F-4

Notes to Financial Statements                                         F-5

Schedule II - Valuation and Qualifying Accounts                       F-10

Schedule III - Real Estate and Accumulated Depreciation               F-11


(b) Reports on Form 8-K in the fourth quarter of 1994:

On November 21, 1994, the Partnership filed a current report on Form 8-K reporting the change in the Partnership's name from Equitable Real Estate Shopping Centers, L.P. to Midwest Real Estate Shopping Center L.P. See Item 1 for a discussion of the name change.

(c) Exhibits.

Subject to Rule 12b-32 of the Securities Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report:

3.* Registrant's Agreement of Limited Partnership, dated December 1, 1986, is hereby incorporated by reference to Exhibit A to the Prospectus contained in Registration Statement No. 33-9937, which Registration Statement (the "Registration Statement") was declared effective by the SEC on December 23, 1986.

4.1*The form of Certificate of Limited Partnership Interest is hereby incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2*The form of Unit Certificate is hereby incorporated by reference to Exhibit
4.2 to the Registration Statement.

10.1*The form of Property Management Agreement between Registrant and Center Management Venture is hereby incorporated by reference to Exhibit 2 to the Registration Statement.

10.2*The form of Transfer Agent Agreement is hereby incorporated by reference to Exhibit 10.7 to the Registration Statement.

10.3*The form of Promissory Note (Brookdale) is hereby incorporated by reference to Exhibit 10.8.1 to the Registration Statement.

10.4*The form of Promissory Note (Northland) is hereby incorporated by reference to Exhibit 10.8.2 to the Registration Statement.

10.5*The form of Mortgage is hereby incorporated by reference to Exhibit 10.9 to the Registration Statement.

10.6*The form of Assignments of Leases and Rents is hereby incorporated by reference to Exhibit 10.10 to the Registration Statement.

10.7*The Indemnification Agreement is hereby incorporated by reference to
Exhibit 10.11 to the Registration Statement.

10.8*The Agreement of Indemnification is hereby incorporated by reference to
Exhibit 10.11 to the Registration Statement.

10.9*The Second Mortgage Loan Agreement from Equitable to the Partnership dated June 25, 1991 is hereby incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 1991.

10.10*Letter of Intent to Purchase Northland Center by Equitable Life Assurance Society of the United States is hereby incorporated by reference to Exhibit A to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 1994.

10.11*The Engagement Letter between the Partnership and Lehman Brothers securing Lehman Brothers services as exclusive financial advisor with respect to the sale of Northland Center and Brookdale Center, dated October 25, 1993 is hereby incorporated by reference to Exhibit 10.13 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

10.12*Termination and Release Agreement between the Partnership and Equitable Real Estate Investment Management, Inc. dated March 28, 1994 is hereby incorporated by reference to Exhibit 10.14 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

10.13Summary of Real Property for Brookdale Center as of January 1, 1995, as prepared by Cushman & Wakefield, Inc.


* Previously filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 1995
                    MIDWEST REAL ESTATE SHOPPING CENTER L.P.

                    BY: Midwest Centers Inc.
                        General Partner

                    BY: /s/ Paul L. Abbott
                        Director, President and Chairman of the Board


                    BY: /s/ Robert J. Hellman
                        Director, Vice President
                        and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                    MIDWEST CENTERS INC.
                    General Partner



Date: March 30, 1995
                    BY: /s/ Paul L. Abbott
                    Director, Chairman of the Board and President

Date: March 30, 1995
                    BY:/s/ Raymond Mikulich
                    Director

Date: March 30, 1995
                    BY:/s/ Stevan N. Bach
                    Director

Date: March 30, 1995
                    BY: /s/ Robert J. Hellman
                    Director, Vice President and Chief Financial Officer

Date: March 30, 1995
                    BY: /s/ Joan B. Berkowitz
                    Vice President

Date: March 30, 1995
                    BY: /s/  Elizabeth Rubin
                    Vice President


INDEPENDENT AUDITORS' REPORT

The Partners Midwest Real Estate Shopping Center L.P.

We have audited the financial statements of Midwest Real Estate Shopping Center L.P. (a Delaware limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Real Estate Shopping Center L.P. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements , the Partnership's mortgage note payable, secured by its remaining property, matures June 30, 1995. The Partnership does not currently have an agreement with the mortgage lender to either extend the maturity of the debt or to refinance the obligation, nor does the Partnership have replacement financing from another lender. Market conditions may prevent the Partnership from obtaining sufficient proceeds from a sale or refinancing to satisfy the mortgage obligation. These conditions raise substantial doubt about the Partnership' ability to continue as a going concern. The financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.


KPMG Peat Marwick LLP

Boston, Massachusetts
February 14, 1995


Balance Sheets
December 31, 1994 and 1993


Assets                                              1994              1993

Property held for disposition
  (notes 3, 5 and 6)                             $ 35,072,000   $ 100,264,096
Cash                                                6,693,502      10,668,441
Accounts receivable, net of allowance
  of $95,229 in 1994 and $1,251,805 in 1993           272,327         514,505
Due from affiliates, net (note 7)                      88,278         124,345
Deferred charges, net of accumulated
  amortization of $246,676 in 1994 and
  $1,573,469 in 1993                                   33,324         199,954
Prepaid assets                                        142,679       1,676,333

     Total Assets                                $ 42,302,110   $ 113,447,674

Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses            $  1,170,453   $   2,170,236
Deferred income (note 2)                                   -        1,250,000
Mortgage notes payable (note 5)                    33,652,305      82,011,121
Distribution payable (note 10)                        756,565       1,351,010

     Total Liabilities                             35,579,323      86,782,367

Partners' Capital (deficit) (note 4):
General Partner                                        19,065        (719,854)
Limited Partners (10,700,000 securities
  outstanding)                                      6,703,722      27,385,161

Total Partners' Capital                             6,722,787      26,665,307

     Total Liabilities and Partners' Capital    $  42,302,110  $  113,447,674


Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                                            Limited       General
                                           Partners       Partner       Total

Balance at December 31, 1991            $ 64,037,624  $ (352,910)  $ 63,684,714
Net loss                                  (7,759,266)    (75,094)    (7,834,360)
Distributions (note 10)                   (5,350,000)    (54,040)    (5,404,040)

Balance at December 31, 1992              50,928,358    (482,044)    50,446,314
Net loss                                 (18,193,197)   (183,770)   (18,376,967)
Distributions (note 10)                   (5,350,000)    (54,040)    (5,404,040)

Balance at December 31, 1993              27,385,161    (719,854)    26,665,307
Net loss                                  (8,429,939)    862,671     (7,567,268)
Distributions (note 10)                  (12,251,500)   (123,752)   (12,375,252)

Balance at December 31, 1994             $ 6,703,722  $   19,065    $ 6,722,787


See accompanying notes to the financial statements.


Statements of Operations
For the years ended December 31, 1994, 1993 and 1992


Income                                       1994         1993          1992

Rental income                          $ 4,895,956  $ 12,622,285  $ 12,607,071
Escalation income                        5,964,157    17,226,821    18,002,569
Interest income                            326,493       257,776       304,431
Miscellaneous income (note 2)            1,508,212       204,644       489,685

Total Income                            12,694,818    30,311,526    31,403,756

Expenses

Property operating expenses              2,657,042    13,025,506    13,254,011
Loss on write-down of real
  estate (note 3)                        9,068,553    16,163,153     7,256,151
Real estate taxes                        3,528,943     5,705,170     5,386,056
Interest expense                         6,145,897     7,857,584     7,245,703
Depreciation and amortization            2,677,432     3,854,330     3,674,346
General and administrative                 311,639     1,289,480     1,342,731
Management fee (note 9)                    230,565       563,654       570,627
Professional fees                          252,565       229,616       183,491

Total Expenses                          24,872,636    48,688,493    38,913,116

Loss from Operations                   (12,177,818)  (18,376,967)   (7,509,360)

Gain (Loss) on sale of property
  (note 3)                               4,610,550         -          (325,000)

Net Loss                               $(7,567,268) $(18,376,967) $ (7,834,360)

Net Loss Allocated:

To the General Partner                 $   862,671  $   (183,770) $    (75,094)
To the Limited Partners                 (8,429,939)  (18,193,197)   (7,759,266)

                                       $(7,567,268) $(18,376,967) $ (7,834,360)

Per Limited Partnership Security
(10,700,000 securities outstanding)    $      (.79) $      (1.70) $       (.73)


See accompanying notes to the financial statements.


Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992


Cash Flows from Operating Activities:           1994          1993        1992

Net loss                              $ (7,567,268) $ (18,376,967) $ (7,834,360)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
    Depreciation and amortization        2,677,432      3,854,330     3,674,346
    Loss on write-down of real estate    9,068,553     16,163,153     7,256,151
    Increase in interest on mortgage
     notes payable                       6,145,897      7,766,104     7,030,506
    (Gain) Loss on sale of sale of
     property	                          (4,610,550)           -         325,000
    Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
       Accounts receivable                 242,178      1,434,809      (821,306)
       Due from affiliates, net             36,067        (41,723)       27,879
       Prepaid assets                    1,533,654        (96,338)       17,634
       Accounts payable and
         accrued expenses               (1,792,460)       748,362       483,331
       Deferred income                  (1,250,000)     1,250,000            -
       Accrued interest - note
         payable                               -               -         (3,082)

Net cash provided by operating
activities                               4,483,503     12,701,730    10,156,099

Cash Flows from Investing Activities:

Net proceeds from sale of property       5,625,304             -        650,000
Additions to real estate                (1,114,049)    (2,322,045)   (3,137,121)
Construction escrow                           -            84,425       557,082

Net cash provided by (used for)
investing activities                     4,511,255     (2,237,620)   (1,930,039)

Cash Flows from Financing Activities:

Payoff of note payable                        -        (3,000,000)          -
Construction escrow                           -           486,280           -
Distributions paid                     (12,969,697)    (5,417,550)   (5,390,530)

Net cash used for financing activities (12,969,697)    (7,931,270)   (5,390,530)

Net increase (decrease) in cash         (3,974,939)     2,532,840     2,835,530
Cash at beginning of period             10,668,441      8,135,601     5,300,071

Cash at end of period                  $ 6,693,502   $ 10,668,441  $  8,135,601

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period
 for interest                          $     -       $     91,480  $    218,279

Supplemental Disclosure of Noncash
 Investing Activities:

Closing costs of $370,000 and capital expenditures of $422,677 were funded through accounts payable in 1994. Capitalized construction costs of $605,175 were funded through accounts payable in 1992.

Supplemental Disclosure of Noncash
 Financing Activities:

In connection with the sale of Northland Center, Equitable released the Partnership from the related $54,504,713 mortgage obligation.

See accompanying notes to the financial statements.


Notes to Financial Statements
December 31, 1994 and 1993

1. Organization
Midwest Real Estate Shopping Center L.P., formerly Equitable Real Estate Shopping Center L.P. (the "Partnership") was formed as a limited partnership on October 28, 1986, under the laws of the State of Delaware. The Partnership was formed to acquire two regional shopping malls.

In conjuction with the termination of the former asset management agreement with Equitable Real Estate Investment Management, Inc. (Note 8), the Partnership was required to cease using "Equitable" and "Equitable Real Estate" in its name. Consequently, effective November 21, 1994, the Partnership changed its name to Midwest Real Estate Shopping Center, L.P.

The general partner of the Partnership is Midwest Centers Inc., (the "General Partner") formerly Shearson ESC/GP Inc. (see below), an affiliate of Lehman Brothers Inc., formerly Shearson Lehman Brothers Inc.

The initial capital was $1,000, representing a capital contribution by the General Partner. The Partnership commenced investment operations on December 30, 1986, with the acceptance of subscriptions for 10,700,000 limited partnership securities, the maximum authorized by the agreement of limited partnership (the "Partnership Agreement").

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. ("Lehman Brothers"). The transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Shearson". Consequently, effective November 12, 1993, the general partner changed its name to Midwest Centers Inc. to delete any references to "Shearson".

The General Partner believes it is in the best interests of the Partnership and the Unitholders for the Partnership to dispose of its assets and dissolve and liquidate the Partnership in an orderly manner. During 1993, the Partnership engaged Lehman Brothers, an affiliate of the General Partner, to assist in this effort with respect to the sale of the Properties. On March 28, 1994, the Partnership executed a contract with Equitable for the sale of Northland Center subject to agreement by the parties to certain additional documentation. On July 22, 1994, the Partnership closed the sale of Northland.

2. Summary of Significant Accounting Policies
Basis of Accounting - The financial statements of the Partnership have been prepared on the accrual basis of accounting.

Real Estate Investments -- Real estate investments, which consist of buildings, land and personal property, are recorded at the lower of amortized cost or estimated fair market value in 1994 and 1993. Prior to 1993, the Brookdale Center real estate investment was recorded at cost less accumulated depreciation. As further discussed in Note 3, it was determined that the decline in appraised value of Northland Center as of December 31, 1992 and the decline in the appraised value of Brookdale Center as of December 31, 1994, the decline in national real estate market trends and continuing decreases in occupancy were not abating and the carrying values should be reduced to their appraised value. Depreciation of the buildings is computed using the straight-line method over an estimated useful life of 40 years. Depreciation of personal property is computed under the straight-line method over an estimated useful life of 12 years. Amortization of tenant leasehold improvements is computed under the straight-line method over the lease term.

Deferred Charges -- The following fees and charges are amortized on a straight-line basis over the following periods:

                                               Period

Fee for negotiating the mortgage notes         8.5 years
Fee for placement of mortgage notes            8.5 years

Offering Costs -- Offering costs are nonamortizable and have been deducted from partners' capital.

Transfer of Units and Distributions -- Upon the transfer of a unit, net income and net loss from operations attributable to such unit generally will be allocated between the transferor and the transferee based on the number of days during the year of transfer that each is deemed to have owned the unit. The unitholder of record on the last day of a calendar month will be deemed to have owned the unit for the entire month. Distributions of operating cash flow, as defined in the Partnership Agreement, will be paid on a quarterly basis to registered holders of units on record dates established by the Partnership, which generally will be the last day of each quarter.

Income Taxes -- No provision is made for income taxes since such liability is the liability of the individual partners.

Deferred Income -- In 1993, deferred income represents a termination fee paid by a tenant to terminate a lease. This amount was recognized in 1994 upon the termination of the lease.

Net Income Per Limited Partnership Unit -- Net income per limited partnership unit is based upon the limited partnership interests outstanding at year-end and the net income allocated to the limited partners.

Rental Income and Deferred Rent -- The Partnership rents its property to tenants under operating leases with various terms. Deferred rent receivable consists of rental income which is recognized on the straight-line basis over the lease terms, but will not be received until later periods as a result of scheduled rent increases.

3. Real Estate
The Partnership's real estate, which was purchased on December 30, 1986 from the Equitable Life Assurance Society of the United States ("Equitable"), originally consisted of two regional shopping malls known as Brookdale Center, located in Brooklyn Center, Hennepin County, Minnesota ("Brookdale"); and Northland Center, located in Southfield, Oakland County, Michigan ("Northland"), collectively, the "Properties."

On March 20, 1992, the Partnership sold The Telephone Employees Credit Union building and a parcel of land in Southfield, Michigan for an adjusted selling price of $650,000. The building and land had an adjusted book value of $975,000, resulting in a loss on the sale in the amount of $325,000. Pursuant to the Partnership Agreement, 100% of the loss was allocated to the Limited Partners.

On July 22, 1994, the Partnership executed an agreement with Equitable for the sale of Northland Center for the price of $6,600,000 in excess of the balance of the first mortgage loan. The carrying value was reduced by $16,163,153 to its estimated fair market value at December 31, 1993, which reflected the terms of the sale. The price was determined as if the sale had closed on December 31, 1993 and any positive cash flow generated by Northland Center from January 1, 1994 to the closing belonged to Equitable. The Partnership received net proceeds of $5,625,304. The transaction resulted in a gain on sale of $4,610,550. Pursuant to the Partnership agreement (Note 4), the gain was allocated $984,449 to the general partner and $3,626,101 to the limited partners.

During 1992 the Partnership wrote down the net book value of Northland by $7,256,151. In 1992 several national credit tenants vacated their space or indicated their intention to do so. Previously, the General Partner had anticipated that increasing occupancy and rental income, resulting from the leasing strategy, would create a recovery in value within the anticipated holding period of the property.

During 1994, the Partnership wrote down the net book value of Brookdale by $9,068,553 to its estimated fair market value. The determination of the estimated fair market value of the property was based upon the most recent appraisal of the property, which is conducted annually, and the impending maturity of the mortgage note.

The following is a schedule of the minimum lease payments for Brookdale as called for under the lease agreements:

Year ending
December 31,          Brookdale

1995                 $ 4,100,757
1996                   3,883,320
1997                   3,662,209
1998                   3,367,189
1999                   3,166,697
Later years           11,092,052

                     $29,272,224


In addition to the minimum lease amounts, the leases provide for escalation charges to tenants for common area maintenance, real estate taxes and percentage rents. For the years ended December 31, 1994, 1993 and 1992, percentage rents amounted to $295,440, $855,488, and $1,082,025 respectively, which amounts are included in rental income.

4. Partnership Agreement
Pursuant to the terms of the Partnership Agreement, profits and losses from operations shall be allocated 99% to the unitholders and 1% to the General Partner. Distributions of net cash flow from operations, as defined in the Partnership Agreement, shall be made in the following amounts and order of priority: (i) first, 99% to the unitholders and 1% to the General Partner, until the unitholders receive an amount equal to a cumulative annual return of 11%, compounded quarterly, on their Adjusted Capital Contributions; and (ii) second, 99% to the unitholders and 1% to the General Partner.

With respect to capital transactions, income and losses will be allocated to the General Partner and the unitholders in the same proportions as net proceeds from capital transactions are distributed, except to the extent necessary to reflect prior capital account adjustments. Distributions of net proceeds from capital transactions shall be distributed as follows: (i) first, 99% to the unitholders and 1% to the General Partner, until the unitholders have received, from aggregate distributions of operating cash flow and net proceeds from capital transactions, an amount equal to a cumulative annual return of 11% compounded quarterly on their adjusted capital contributions; (ii) second, 99% to unitholders and 1% to the General Partner, until the unitholders have received, from aggregate distributions of operating cash flow and net proceeds from capital transactions, less distributions constituting the cumulative priority return, as defined in the Partnership Agreement, an amount equal to their adjusted capital contributions; and (iii) third, 88.24% to the unitholders and 11.76% to the General Partner.

5. Mortgage Notes Payable
Financing for the purchase of the Properties was provided by two nonrecourse mortgage notes from Equitable in the initial principal amounts of $15,175,000 (the "Brookdale Note") and $25,675,000 (the "Northland Note"). Upon the sale of the Northland Center on July 22, 1994, Equitable released and discharged the Partnership from the Northland Note and all interest accrued on the principal as specified in the mortgage note agreement. The Brookdale Note has an interest rate of 10.2% per annum, compounded semiannually. The Partnership has the right to defer, and intends to defer, payment of principal and interest on the Brookdale Note until June 30, 1995, its maturity, at which point the note will have an accreted value of $35,368,572. The note provides that the Partnership must maintain at all times a "Loan-to-Value Ratio" of not greater than 90%. Loan-to-Value Ratio is defined generally as the then outstanding accreted amount of the Brookdale Note divided by the most recent appraised value of the property, as updated on an annual basis. The Note is secured by a first mortgage on Brookdale Mall and an assignment of rents and leases.

6. Note Payable
On June 25, 1991, the Partnership obtained a $3,000,000 loan from Equitable Life Assurance Society of the U.S. The note bore interest at 1% above prime and was secured by a second mortgage lien on Northland Center. Monthly payments of interest only were required. On June 6, 1993, the Partnership repaid the note payable from cash reserves.

7. Transactions with Related Parties
The General Partner or its affiliates earned fees and compensation in connection with the syndication, acquisition and administrative services rendered to the Partnership of $11,342,000 and incurred unreimbursed costs on behalf of the Partnership of $570,352. The aggregate amount of the aforementioned fees and compensation earned and unreimbursed costs was composed of $7,490,000 included in offering costs and $4,422,352 included in deferred charges. During 1993, the Partnership engaged Lehman Brothers, an affiliate of the General Partner, in conjunction with exploring the possible sales of Brookdale and Northland. Pursuant to such agreement, Lehman Brothers is entitled to a fee equal to .875% of the gross proceeds of a transaction, as defined in the Letter Agreement. Pursuant to this agreement, Lehman Brothers received $508,774, in 1994, from the Partnership for advisory services related to the sale of Northland Center. As of December 31, 1994 and 1993, $88,278 and $124,345, respectively, is the net amount due from affiliates. For the years ended December 31, 1994, 1993 and 1992, $665,155, $151,243, and $144,864,
respectively, was earned by affiliates.

Cash Certain cash accounts reflected on the Partnership's balance sheet at December 31, 1994 were on deposit with an affiliate of the General Partner. Cash reflected on the Partnership's balance sheet at December 31, 1993 was on deposit with an unaffiliated party.

8. Asset Management Agreement
On December 31, 1986, the Partnership entered into an agreement with Equitable Real Estate Investment Management, Inc. ("EREIM") for the management of the Properties. The agreement provided for an annual fee equal to $1,060,000 per annum (included in operating expenses) through December 30, 2001. Effective December 31, 1993, the Asset Management Agreement with EREIM was terminated.

9. Management Agreement
The Partnership has entered into a management agreement with a local manager for the day-to-day operations of the Properties. The local manager is to receive a monthly fee of 4.45% (increased from 4% commencing February 1, 1989) of the net rents as defined in the management agreement. The agreement expired January 31, 1989 and was extended for two years. The Properties were managed pursuant to the terms of the agreement during 1994, 1993 and 1992. However, the Partnership and the manager have not yet finalized the terms of an agreement extension.

10. Distribution to Limited Partners
Distributions to limited partners for 1994, 1993 and 1992 were $12,251,500 ($1.15 per limited partnership security), $5,350,000 ($.50 per limited partnership security), and $5,350,000 ($.50 per limited partnership security), respectively. Cash distributions declared payable to limited partners at December 31, 1994 and 1993 were $749,000 ($.07 per limited partnership security) and $1,337,500 ($.125 per limited partnership security), respectively.

11. Reconciliation of Financial Statement Net Loss and Partners' Capital to Federal Income Tax Basis Net Loss and Partners' Capital

                                             1994          1993         1992

Financial statement net loss           $ (7,567,268) $ (18,376,967)$ (7,834,360)
Tax basis depreciation over financial
statement depreciation                     (169,715)    (2,565,258)  (2,570,288)
Tax basis rental income over (under)
financial statement rental income        (2,187,492)     1,899,207      (92,637)
Tax basis loss on sale of property over
financial statement gain on sale
of property                             (12,630,880)          -              -
Financial statement loss on write-down of
real estate over tax basis loss on
write-down of real estate                 9,068,553     16,163,153    7,256,151
Other                                      (194,409)       (31,791)     145,771

Federal income tax basis net loss      $(13,681,211) $  (2,911,656) $(3,095,363)


Financial statement partners' capital $ 6,722,787 $ 26,665,307 $50,446,314 Current year financial statement net loss over (under) federal income tax
basis net loss                           (6,113,943)    15,465,311    4,738,997
Cumulative financial statement net
income (loss) over (under) federal
income tax basis net loss                 5,628,343     (9,836,968) (14,575,965)

Federal income tax basis partners'
capital                                $  6,237,187 $   32,293,650 $ 40,609,346


Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

12. Litigation
On January 17, 1995, the Partnership announced that an action was filed in the United States District Court for the Southern District of New York on behalf of all persons who owned Limited Partnership Units of the Partnership on June 7, 1994. The action was brought against the Partnership, its General Partner, officers and directors of the General Partner and other defendants with respect to the recent sale by the Partnership of Northland Center. The General Partner believes that Plaintiff's allegations are without merit, and will defend the lawsuit vigorously. The complaint alleges, among other things, that the solicitation statement used by the Partnership to solicit limited partner consents to the July 1994 sale of Northland contained material misrepresentations and omissions and that the General Partner, assisted by the other defendants, breached its fiduciary duties to the plaintiffs in connection with the Northland Sale. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure.


MIDWEST REAL ESTATE SHOPPING CENTER L.P.
Schedule II Valuation and Qualifying Accounts

                            Balance at      Charged to              Balance at
                             Beginning       Costs and                  End of
                             of Period        Expenses    Deductions    Period

Allowance for doubtful
accounts:
  Year ended
  December 31, 1992         $  725,057    $  577,372   $   149,883  $ 1,152,546

  Year ended
  December 31, 1993          1,152,546       544,951       445,692    1,251,805

  Year ended
  December 31, 1994          1,251,805      (184,872)      971,704       95,229




MIDWEST REAL ESTATE SHOPPING CENTER, L.P. Schedule III
Real Estate and Accumulated Depreciation

December 31, 1994


                                             Cost Capitalized
                     Initial Cost                  Subsequent
                     to Partnership (A)        To Acquisition

                                                            Land,
                                   Buildings and   Buildings and  Write-down
Description  Encumbrances    Land   Improvements    Improvements  Adjustment (C)
- -----------  ------------   -----  -------------   -------------  -------------
Brookdale
Shopping
Center,
Hennepin
County, MN   $33,652,305  $5,413,594  $42,816,568    $5,520,624  $18,678,786


             $33,652,305  $5,413,594  $42,816,568    $5,520,624  $18,678,786




MIDWEST REAL ESTATE SHOPPING CENTER, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1994
(continued)



                 Gross Amount at Which Carried at Close of Period (B)


                                   Buildings and                   Accumulated
Description        Land            Improvements        Total      Depreciation
- -----------       ------           --------------    ---------    ------------
Brookdale
Shopping
Center,
Hennepin
County, MN      $3,662,530          $31,409,470     $35,072,000        $--


                $3,662,530          $31,409,470     $35,072,000        $--



MIDWEST REAL ESTATE SHOPPING CENTER, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1994
(continued)

                                                            Life on which
                                                             Depreciation
                                                                in Latest
                     Date of             Date           Income Statements
Description       Construction         Acquired               is Computed
- -------------     ------------        ----------        -----------------
Brookdale
Shopping
Center,
Hennepin
County, MN            1962              12/86             Building 40 years
                                                          Imprvmnts 12 years



(A) The initial costs of the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to the acquisition which were contemplated. The initial costs included the purchase paid by the Partnership and acquisition fees and expenses.

(B) The aggregate costs of real estate at December 31, 1994 and 1993 for Federal income tax purposes is $53,602,750 and $145,499,286, respectively.

(C) During 1994, the Partnership recognized a write-down in the book value of the Brookdale Center of $9,068,553. The net book value adjusted for the write-down, becomes the new carrying value for the property.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:                    1994           1993          1992

Beginning of year                    $ 108,498,993  $ 125,363,943  $141,636,880
Additions                                1,536,726      1,716,870     3,054,764
Write-down                             (18,678,786)   (18,581,820)  (18,227,701)
Dispositions                           (56,284,933)           -      (1,100,000)

End of year                          $  35,072,000  $ 108,498,993  $125,363,943

Accumulated Depreciation:

Beginning of year                    $   8,234,897  $   6,948,395  $ 14,535,617
Depreciation expense                     2,510,802      3,705,169     3,509,328
Write-down                              (9,610,233)    (2,418,667)  (10,971,550)
Dispositions                            (1,135,466)           -        (125,000)

End of year                          $       --     $   8,234,897  $  6,948,395



                                 EXHIBIT 10.12









                       LIMITED APPRAISAL OF REAL PROPERTY

                                Brookdale Center
                          N/E/C of Routes 100 and 152
                                Brooklyn Center
                           Hennepin County, Minnesota


                              IN A SUMMARY REPORT

                             As of January 1, 1995


Prepared For:

Equitable Real Estate Shopping Centers L.P.
3 World Financial Center, 29th Floor
New York, New York  10013

Prepared By:

Cushman & Wakefield, Inc.
Valuation Advisory Services
51 West 52nd Street
New York, New York 10019


February 10, 1995



Equitable Real Estate Shopping Centers L.P.
3 World Financial Center, 29th Floor
New York, New York  10013

Re:	Limited Appraisal of Real Property
	Brookdale Center
	N/E/C of Routes 100 and 152
	Brooklyn Center
	Hennepin County, Minnesota

Gentlemen:

In fulfillment of our agreement as outlined in the Letter of Engagement, Cushman & Wakefield, Inc. is pleased to transmit our report estimating the market value of the leased fee estate in the referenced real property.

As specified in the Letter of Engagement, the value opinion reported below is qualified by certain assumptions, limiting conditions, certifications, and definitions, which are set forth in the report.

At the time of our inspection, we were advised that Dayton Hudson announced plans to acquire eight Twin Cities Carson Pirie Scott stores including the store at Brookdale Mall. The sale is expected to close by March 1995 at which time Dayton's will convert the store to a Mervyn's. Our valuation assumes that this conversion will occur in an orderly fashion with minimal or no downtime between the transformation.

This report was prepared for Equitable Real Estate Shopping Center L.P. ("Client") and it is intended only for the specified use of the Client. It may not be distributed to or relied upon by other persons or entities without written permission of the Appraiser.

The property was inspected by and the report was prepared by Richard W. Latella, MAI. Jay F. Booth provided significant assistance in the preparation of the report and the cash flows contained herein.

This is a limited appraisal prepared in accordance with the Departure Provision of the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation. The results of the appraisal are being conveyed in a Summary report according to our agreement. By mutual agreement, this limited appraisal contains something less than the work required by the specific guidelines of the Uniform Standards of Professional Appraisal Practice. In this case, the Cost Approach, which might have been appropriate to this appraisal, has not been developed. We have relied upon the Sales Comparison and Income Approaches as being particularly relevant to the appraisal of this property. Furthermore, we are providing this report as an update to our last analysis which was prepared as of January 1, 1994. As such, we have primarily reported only changes to the property and its environs over the past year.

As a result of our analysis, we have formed an opinion that the market value of the leased fee estate in the referenced property, subject to the assumptions, limiting conditions, certifications, and definitions, as of January 1, 1995, was:

        THIRTY FIVE MILLION DOLLARS $35,000,000

This letter is invalid as an opinion of value if detached from the report, which contains the text, exhibits, and an Addenda.

Respectfully submitted,

CUSHMAN & WAKEFIELD, INC.

Richard W. Latella, MAI Senior Director Retail Valuation Group


Jay F. Booth Valuation Advisory Services



SUMMARY OF SALIENT FACTS AND CONCLUSIONS


Property Name:	Brookdale Center

Location:                       N/E/C of Routes 100 and 152
				Brooklyn Center
				Hennepin County, Minnesota

Assessor's Parcel Numbers:      A complete listing of the various parcel
numbers is contained in the Real Property Taxes and Assessments section of this report.

Interest Appraised:             Leased Fee Estate

Date of Value:                  January 1, 1995

Date of Inspection:             January 19, 1995

Ownership:                      Equitable Real Estate Shopping Center, L.P.

Land Area:
                                Owned by Partnership:   58.02 Acres
                                Owned by Anchors:       30.00 Acres
                                Total:                  88.02 Acres

Zoning:                         C2, Commercial District

Highest and Best Use
        If Vacant:              Retail use built to its maximum feasible FAR

        As Improved:            Continued retail use as a super-regional
                                shopping center.

Improvements
        Type: Single story super-regional mall with two-level department stores.

        Year Built
            Original Construction        1962
            3rd Dept. Store (Dayton's)
            and Mall Shop Expansion      1966
            4th Dept. Store
            (Carson Pirie Scott)         1967
            Retenanting & Refurbishing   1970
            Retenanting & Refurbishing   1983
            Kohl's                       1988
            Carson Throat Take Back      1994

        Type of Construction:            Steel frame and masonry exterior
                                         facility.

	GLA Summary *
		Owned GLA
			Mall Shops	196,395 SF
                        Kiosks          5,166 SF
		Total Owned Mall GLA	201,561 SF

                Non-Owned Anchor Store
                Space
                        Sears           180,669 SF
			Dayton's	195,368 SF
                        Carson Pirie
                        Scott **        140,336 SF
			JC Penney ***	140,320 SF
                        Kohl's ***       75,000 SF
		Total Anchor Area	731,709 SF
                Anchor Owned TBA Stores  48,958 SF
		Total Non-Owned Space	780,667 SF

        Total Occupancy Area            982,228 SF

	* Primary space only (excludes secondary storage space).
	** To be converted to  Mervyn's.
	*** The land under the JC Penney and Kohl's is owned by the partnership and leased to anchors.


Operating Data and Forecasts
	Current Vacant Space	41,681 square feet

        Current Occupancy Level 79.3% based on mall GLA (inclusive of pre-committed tenants); 95.8% overall.

        Forecasted Stabilized
        Occupancy (Mall Shops): 94% (exclusive of downtime provisions)

        Forecasted Date of
        Stabilized Occupancy:   January 1, 1998

        Operating Expenses
        1995:                   $5,867,582
				($29.11/SF of owned GLA of 201,561 SF)
Value Indicators
        Cost Approach:          N/A

        Sales Comparison
        Approach:               $33,900,000 to $36,400,000

	Income Approach
           Direct
           Capitalization:      $37,000,000
           Discounted Cash
           Flow:                $34,000,000

Investment Assumptions
	Rental Growth Rate:	1995-1996	Flat
				1997	+1.0%
				1998	+2.0%
				1999	+3.0%
				2000-2004	+3.5%
        Expense Growth Rate
         (General):             1995-2004       +4.0%
	Tax Growth Rate:	1995-2004	+5.0%
	Sales Growth Rate:	1995	-  1.5%
				1996	+0.0%
				1997	+2.0%
				1998	+3.0%
				1999-2004	+3.5%
        Other Income            1995-2004       +3.0%
        Tenant Improvements-
         New Tenant:            $10.00/SF
        Tenant Improvements-
         Renewing Tenants:      $ 1.00/SF
        Vacancy between
         Tenants:               6 months
	Renewal Probability:	70%
	Terminal Overall Rate:	9.75%
        Cost of Sale at
         Reversion:             2%
        Discount Rate:          12.75%

Value Conclusion:               $35,000,000

Exposure Time Implicit in Value
Conclusion:                     Not more than 12 months

Resulting Indicators
	Going-In Overall Rate:	11.43%
        Price Per Square Foot
        of Owned (Mall Shop)
        GLA:                    $173.64

Special Risk Factors

1. At the time of our inspection, we were advised that Dayton Hudson announced plans to acquire eight Twin Cities Carson Pirie Scott stores including the store at Brookdale Mall. The sale is expected to close by March 1995 at which time Dayton's will convert the store to a Mervyn's. Our valuation assumes that this conversion will occur in an orderly fashion with minimal or no downtime between the transformation.

Special Assumptions

1. Throughout this analysis we have relied on information provided by ownership and management which we assume to be accurate. We have been provided with summary information only for new leases in the form of a rent roll or lease abstracts. We have not been provided with actual lease documents. Negotiations are currently underway with additional mall tenants that will enhance the mall's overall appeal and merchandising strategy. In addition, we are advised that a few existing tenants will be leaving the mall as a result of parent company bankruptcies and remerchandising efforts. All tenant specific assumptions are identified within the body of this report.

2. Our cash flow analysis and valuation has recognized that all signed as well as any pending leases with a high probability of being consummated are implemented according to the terms presented to us by General Growth Management. Such leases are identified within the body of this report.

3. Dayton Hudson's operating covenant expires in 1996. Management has been negotiating with Dayton's to extend the agreement. We have made a financial contingency in our cash flow assumptions as compensation to Dayton's to induce them to extend the agreement. Should Dayton's vacate the mall, it would have a severe impact on the property.

4. During 1990, the Americans With Disabilities Act (ADA) was passed by Congress. This is Civil Rights legislation which, among other things, provides for equal access to public placed for disabled persons. It applied to existing structures as of January 1992 and new construction as of January 1993. Virtually all landlords of commercial facilities and tenants engaged in business that serve the public have compliance obligations under this law. While we are not experts in this field, our understanding of the law is that it is broad-based, and most existing commercial facilities are not in full compliance because they were designed and built prior to enactment of the law. We noticed no additional "readily achievable barrier removal" problems but we recommend a compliance study be performed by qualified personnel to determine the extent of non-compliance and cost to cure.

We understand that, for an existing structure like the subject, compliance can be accomplished in stages as all or portions of the building are periodically renovated. The maximum required cost associated with compliance-related changes is 20 percent of total renovation cost. A prudent owner would likely include compliance-related charges in periodic future common area and tenant area retrofit. We consider this in our future projections of capital expenditures and retrofit allowance costs to the landlord.

At this time, most buyers do not appear to be reflecting future ADA compliance costs for existing structures in their overall rate or price per square foot decisions. This is recent legislation and many market participants are not yet fully aware of its consequences. We believe that over the next one to two years, it will become more of a value consideration. It is important to realize that ADA is a Civil Rights law, not a building code. Its intent is to allow disabled persons to participate fully in society and not intended to cause undue hardship for tenants or building owners.

5. We note that the asbestos has been identified in the property and ownership has initiated a program of removal as will be discussed in further detail herein.

6. The forecasts of income, expenses and absorption of vacant space are not predictions of the future. Rather, they are our best estimates of current market thinking on future income, expenses and demand. We make no warranty or representation that these forecasts will materialize.

7. Please refer to the complete list of assumptions and limiting conditions included at the end of this report.


PHOTOGRAPHS

(10 photographs of exterior and interior views of Brookdale Center Mall)


TABLE OF CONTENTS

                                                                        Page

INTRODUCTION
        Identification of Property                                      1
        Property Ownership and Recent History                           1-2
        Purpose and Function of the Appraisal                           2
        Extent of the Appraisal Process                                 2-3
        Departure from Specific Guidelines                              3
        Date of Value and Property Inspection                           3
        Property Rights Appraised                                       3
        Definitions of Value, Interest Appraised,
          and Other Pertinent Terms                                     4-5
        Legal Description                                               5

REGIONAL ANALYSIS                                                       6-14

NEIGHBORHOOD ANALYSIS                                                   15-16

RETAIL MARKET ANALYSIS                                                  17-41

THE SUBJECT PROPERTY                                                    42-43

REAL PROPERTY TAXES AND ASSESSMENTS                                     44

ZONING                                                                  45

HIGHEST AND BEST USE                                                    46

VALUATION PROCESS                                                       47

SALES COMPARISON APPROACH                                               48-70

INCOME APPROACH                                                         71-124

RECONCILIATION AND FINAL VALUE ESTIMATE                                 125-127

ASSUMPTIONS AND LIMITING CONDITIONS                                     128-130

CERTIFICATION OF APPRAISAL                                              131




ADDENDA
	OPERATING EXPENSE BUDGET AND FORECASTS
	TENANT SALES REPORT
	PRO-JECT LEASE ABSTRACT REPORT
	PRO-JECT PROLOGUE ASSUMPTIONS REPORT
	PRO-JECT TENANT REGISTER REPORT
	PRO-JECT LEASE EXPIRATION REPORT
	ENDS FULL DATA REPORT
	MALL LEASING PLAN
	CUSHMAN & WAKEFIELD INVESTOR SURVEY
	APPRAISERS' QUALIFICATIONS
        PARTIAL CLIENT LIST

INTRODUCTION


Identification of Property
        Brookdale Center is a single level super-regional shopping mall located in the northwest quadrant of the Minneapolis MSA. It contains 982,228 square feet and is anchored by five department stores. Brookdale was originally constructed in 1962 and included Sears and JC Penney with Dayton's being added in 1966. In 1967, Donaldson's (now Carson Pirie Scott) was constructed as Brookdale became the nation's first enclosed four anchor mall. As discussed, this store is expected to be converted to a Mervyn's over the next few months. The fifth anchor was added as an outparcel in 1988. Main Street department stores (a division of Federated) built a 75,000 square foot free-standing unit on leased land. Later that year, Federated sold its Main Street division to Kohl's who continues to operate the store today.

        Brookdale Center is located immediately east of the intersection of County Road 10 and Brooklyn Boulevard (Route 152), adjacent to State Highway 100 and approximately five miles northwest of the Minneapolis Central Business District. The area surrounding Brookdale is characterized by intensive retail development, making Brookdale a strong retail draw in the northwest quadrant of the MSA.

        Brookdale's market continues to experience growth with the three fastest growing suburbs in the Twin Cities in its target market (Coon Rapids, Maple Grove, and Plymouth). The center's dated appearance has made it increasingly difficult to compete with its three principle competitors, namely Ridgedale, Rosedale, and Northtown, all of which have undergone major renovations and/or expansions. Brookdale is currently about 95.8 percent occupied with continuing plans for remerchandising and remodeling efforts.

Property Ownership and Recent History
        Fee title to the subject is held by Equitable Real Estate Shopping Centers, L.P. The partnership has owned the mall since acquiring it from the Equitable Life Insurance Company in October, 1986.

Property Ownership and Recent History (cont'd.)
Carson's, Sears and Dayton's all own their own buildings and pads. JC Penney and Kohl's are both ground tenants. JC Penney's ground lease is for a 50 year term that expires on January 31, 2015. They pay a base rent of $20,930 per year. Kohl's operates under a lease which expires January 31, 2010. They pay a base rent of $175,000 per year. Both of the ground tenants also have percentage rent clauses. The operating covenant for Dayton's expires in 1996, while Carson's and Sears run until 1999. We have been advised that Dayton Hudson has acquired the Carson Pirie Scott store. It will be converted to a Mervyn's store sometime during the spring of 1995.

Purpose and Function of the Appraisal
The purpose of this limited appraisal report is to estimate the market value of the leased fee estate in the property, as of January 1, 1995. Our analysis reflects conditions prevailing as of that date. Our last appraisal was completed on January 1, 1994 and we have focused on changes to the property and market conditions since that time. The function of this appraisal is to provide an independent valuation analysis to our client, which will be used to monitor ownership's investment in the property.

Extent of the Appraisal Process
	In the process of preparing this appraisal, we:

        Inspected the exterior of the building and the site improvements and a representative sample of tenant spaces with Linda Smith, the mall manager.

        Interviewed representatives of the property management company, General Growth Management.

        Reviewed leasing policy, concessions, tenant build-out allowances and history of recent rental rates and occupancy with the mall manager.

        Reviewed a detailed history of income and expense and a budget forecast for 1995 including the budget for planned capital expenditures and repairs.

Extent of the Appraisal Process (cont'd.)
        Conducted market research of occupancies, asking rents, concessions and operating expenses at competing retail properties including interviews with on-site managers and a review of our own data base from previous appraisal files.

        Prepared a detailed discounted cash flow analysis for the purpose of discounting a forecasted net income stream to a present value.

        Conducted market inquiries into recent sales of similar regional malls to ascertain sales price per square foot, net income multipliers and capitalization rates. This process involved telephone interviews with sellers, buyers and/or participating brokers.

        Prepared Sales Comparison and Income Approaches to value.

Departure from Specific Guidelines
This is a limited appraisal prepared in accordance with the Departure Provision of the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation. In this case, the Cost Approach, which might have been appropriate to this appraisal, has not been developed. Furthermore, the report primarily addresses changes to the property and its environs over the past year and does not provide a detailed discussion of these items.

By definition, a limited appraisal is considered to be less reliable than a complete appraisal in that it does not contain all of the data and analysis normally found in a complete appraisal.

Date of Value and Property Inspection
On January 19, 1995 Richard W. Latella, MAI inspected the subject property and its environs. Jay F. Booth did not inspect the property but provided significant assistance in the preparation of the report and the cash flows.

Property Rights Appraised
Leased fee estate.

Definitions of Value, Interest Appraised, and Other Pertinent Terms
The definition of market value taken from the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation, is as follows:

The most probable price which a property should bring in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller, each acting prudently and knowledgeably, and assuming the price is not affected by undue stimulus. Implicit in this definition is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

	1.	Buyer and seller are typically motivated;
        2. Both parties are well informed or well advised, and acting in what they consider their best interests;
        3.      A reasonable time is allowed for exposure in the open market;
        4. Payment is made in terms of cash in United States dollars or in terms of financial arrangements comparable thereto; and
        5. The price represents the normal consideration for the property sold unaffected by special or creative financing or sales concessions granted by anyone associated with the sale.

	Exposure Time
        Under Paragraph 3 of the definition of market value, the values estimate presumes that "a reasonable time is allowed for exposure in the open market." Exposure time is defined as the estimated length of time the property interest being appraised would have been offered on the market prior to the hypothetical consummation of a sale at the market value on the effective date of the appraisal. Exposure time is presumed to precede the effective date of the appraisal.

        Definitions of pertinent terms taken from the Dictionary of Real Estate Appraisal, Third Edition (1993), published by the Appraisal Institute, are as follows:

	Leased Fee Estate
        An ownership interest held by a landlord with the rights of use and occupancy conveyed by lease to others. The rights of the lessor (the leased fee owner) and the leased fee are specified by contract terms contained within the lease.

        Market Rent
        The rental income that a property would most probably command on the open market; indicated by the current rents paid and asked for comparable space as of the date of the appraisal.

        Definitions of other terms taken from various other sources are as follows:

	Market Value As Is on Appraisal Date
        Value of the property appraised in the condition observed upon inspection and as it physically and legally exists without hypothetical conditions, assumptions, or qualifications on the effective date of appraisal.

Legal Description
        A legal description is retained in our files.

(Map identifying major areas of development activity in Minneapolis/Saint Paul area)


REGIONAL ANALYSIS

Introduction
The regional analysis section evaluates general demographic and economic trends in the property's county to determine the outlook for the overall market and industries based upon comparison of projected population and employment trends with actual historical data.

The subject property is located in Brooklyn Center within the metropolitan area of Minneapolis, Minnesota. It is approximately 5 miles north of the Minneapolis Central Business District.

Geographic Boundaries
Minnesota lies near the geographic center of North America and is the northern-most state in the continental United States. Minneapolis and St. Paul, the state's capital, comprise the nucleus of the seven-county Twin Cities metropolitan area. The Twin Cities metropolitan area extends east to the Wisconsin border and includes the following seven counties: Hennepin, Ramsey, Dakota, Anoka, Scott, Washington, and Carver. The Twin Cities are one of the primary financial, commercial, and industrial centers for the Upper Midwest and have one of the finest educational and instructional systems in the country.

Transportation
Minneapolis is advantageously located in southeast Minnesota at the head of the Mississippi River and within close proximity to major interstate routes, shipping passages and railroad service. Minneapolis is strategically located to serve a large midwest market with Omaha located 378 miles to the south, Chicago 410 miles southeast; Milwaukee 337 miles southeast and Kansas City 443 miles south. The Greater Minneapolis-St. Paul area's location and wide variety of transportation options has enabled it to be an important transportation hub of the midwest.

The Minneapolis-St. Paul metropolitan area is accessible by several major expressways and interstate highways. Interstate 94 and Interstate 35 are the two primary interstate highways serving the metropolitan area. Interstate 94 travels east-west from the Wisconsin border, through the downtown area and continues west towards St. Cloud. Interstate 35 runs west and north-south providing access from Duluth to Fairbult. In addition, the three belt-line freeways, Interstate 494, Interstate 694 and Interstate 394 facilitate travel in and around the first and second ring suburbs. Interstate 35 East runs north-south providing transportation from Burnsville to Duluth. Minnesota has 127,500 miles of street and highway, ranking it fifth in the nation in miles of roadways.

Within the metropolitan area, commuter transportation is facilitated by the Metropolitan Transit Commission (MTC), a public agency which owns and operates the second largest bus system in the United States. The MTC annually serves over 70 million passengers in Minneapolis, St. Paul, and the surrounding suburbs. Five additional private operators provide bus route service to the metropolitan area.

Due to its strategic location at the head of the Mississippi River, the Twin Cities are the home of six barge lines and are served by over 72 barge carriers. The ports of Minneapolis and St. Paul handle more than eleven million tons of waterborne commodities for domestic and foreign markets each year. The Twin Cities comprise the nation's seventh largest wholesale distribution center and the third largest trucking distribution center, with over 150 first class carriers.

The Minneapolis-St. Paul metropolitan area is served by six railroad companies, with the three dominant lines being Burlington Northern, Inc., Chicago and Northwestern Transportation Company, and Soo Line Railroad (CP Rail System). The six truck line railroads have over 5,400 miles of rail trackage. Railroads within the area provide service which is integrated with the national U.S. railway system, as well as the Canadian national railway system. Passenger service is provided by Amtrak.

The Minneapolis-St. Paul International Airport is the major airline gateway for the Twin Cities and the Upper Midwest.

Population
The Twin Cities Metropolitan Area, located in the southeastern quadrant of Minnesota, is home to over half of the state's population. For perspective, the Twin Cities Metropolitan Area, as defined by Sales & Marketing Management, includes eleven counties in Minnesota and two counties in Wisconsin.

The regional planning organization, the Metropolitan Council, has prepared population estimates and projections for the area. The historical and projected population growth trends for the seven primary counties in the Twin Cities metropolitan area are summarized in the following table.



                        Twin Cities Metropolitan Area
                  Population Statistics - 1980 Through 2000
                  _________________________________________
                                    Average                     Average
                         Estimated  Annual %       Projected    Annual %
County          1980       1993    Change 1980-93    2000    Change 1990-2000
_____________________________________________________________________________
Hennepin        941,411  1,051,426    0.9%         1,109,820      0.8%
  Minneapolis   370,951    367,924   -0.1%           370,500      0.1%
  Suburban      570,460    683,502    1.5%           739,320      1.2%
Anoka           195,998    261,814    2.6%           285,190      1.3%
Carver           37,046     52,758    3.3%            62,920      2.8%
Dakota          194,279    298,678    4.1%           346,130      2.3%
Ramsey          459,784    491,306    0.5%           504,110      0.4%
Scott            43,784     64,242    3.6%            77,410      2.9%
Washington      113,571    163,500    3.4%           180,180      1.5%
______________________________________________________________________________
Total         1,985,873  2,383,725    1.5%         2,565,760      1.1%

        Source:  U.S. Census and estimates of the Metropolitan Council
        ______________________________________________________________



        The population of the metropolitan area increased by a simple average annual rate of 1.5 percent between 1980 and 1993. Dakota, Scott and Carver Counties, which geographically comprise the southern half of the metropolitan area, continue to lead the other counties in rate of population growth through 1993. Population rate of growth in these counties will continue to lead the metro area through the year 2000.

        Currently, the population of the Twin Cities MSA comprises nearly 60 percent of the total for the State of Minnesota.

        According to the Metropolitan Council, the metropolitan area is the 12th fastest growing metro area in terms of population among the largest 25 in the United States. However this rate of growth is expected to decrease slightly between 1993 and the year 2000, when population in the metropolitan area is projected to reach 2,566,000. As shown on the following table, the population in the area is also moving from the city toward the suburbs, as has been common among the nation's metropolitan areas.




                                TABLE B
                     Population Census and Forecast
                       Twin Cities Metropolitan Area
                (as a percentage of the total population)
                -----------------------------------------

County                  1980            1993*           2000*           2010*
- -----------------------------------------------------------------------------
Hennepin:                47%             45%             43%            42%
   Minneapolis           19%             15%             14%            13%
   Suburban              29%             29%             29%            29%
Anoka                    10%             11%             11%            11%
Carver                    2%              2%              2%             3%
Dakota                   10%             13%             13%            14%
Ramsey                   23%             21%             20%            19%
Scott                     2%              3%              3%             3%
Washington                6%              7%              7%             8%
_____________________________________________________________________________

*  Estimated
Source:  U.S. Census and Metropolitan Council
_____________________________________________________________________________



        The preceding table shows a gradual shift of population outward from the city toward the suburbs. The trend is projected to continue, although at a more moderate rate. The collar counties of Anoka, Carver, Dakota, Scott and Washington increased their share of the regional population from 30 percent in 1980 to 36 percent in 1993. Their share of the population is expected to increase to 39 percent by the year 2010. Dakota County is expected to increase its share of population.

        The population shift from the city to suburban areas, is common among most major cities located throughout the Great Lakes and Northeastern regions, and is expected to continue for the foreseeable future. Economic Base The Twin Cities economy, like most major metropolitan areas, began as a manufacturing center. However, today the Twin Cities' economic base is less dependant on the manufacturing sector, and is distributed among many industry groups. Table C summarizes the diversity of employment for the eleven county Twin Cities metropolitan area as of 1993.




                                TABLE C
                Nonagricultural Wage And Salary Employment
                 Eleven County Area:  1993 Annual Averages
                __________________________________________

        Industry Group          Employment          Percent Of Total
        ____________________________________________________________

Manufacturing                   258,700                  18.1%
Construction                     46,400                   3.2%
TCU*                             76,300                   5.3%
Trade                           339,600                  23.8%
FIRE                            104,400                   7.3%
Services                        408,200                  28.6%
Government                      194,700                  13.6%
____________________________________________________________________
   Total                      1,428,300                   100.0%
____________________________________________________________________

* Transportation, Communications & Utilities
  Source: WEFA
____________________________________________________________________



        Manufacturing employment in the Twin Cities has experienced a decline, reducing its share of the market from 23 percent in 1980 to 18 percent in 1993. The greatest improvements were predictably in the services and trade industries which, combined, employed 52.4 percent of the labor market in 1993.

        Manufacturing had been the Twin Cities' major employer up to the early 1980's, when employment in the trade and service industries matched that of manufacturing, and subsequently surpassed it. The Twin Cities' service industries produced substantial growth in employment from 1980 to 1993. Employment growth during this time period generated 169,250 new service jobs. The most recent addition to the Twin Cities service sector is the 4.2 million square foot Mall of America located in Bloomington, Minnesota.
This $625 million retail/entertainment complex has created 11,000 new permanent jobs and has substantially boosted the tourism and service industries. According to reports published in the Twin Cities Star Tribune, 35.0 to 40.0 million visits were made to the Mall of America during its first year of operation. During the forecast period from 1993 to 2000, the service industry in the Twin Cities is expected to continue to lead other employment sectors.

        The financial service sector is one of the growth prospects in Minneapolis. After suffering financial difficulties during the early 1980's, Norwest Corporation, for example, one of the region's largest banking companies, has broadened and strengthened its portfolio. Norwest is now one of the strongest banking corporations in the Midwest, continuing to expand through the purchase of regional banks.

        With over 1,300 technology intensive firms, this metropolitan area has one of the largest concentrations of high technology businesses in the nation. It is the nation's largest producer of main frame computers and related equipment. Despite the prominence of this sector, high tech industries in Minnesota, in general, have suffered in recent years.

        The computer has not been solely responsible for job losses in the manufacturing industries, defense related manufacturing has also had an effect on the local economy. While Minnesota's expenditures have historically ranked high for defense related manufacturing, and research and development, governmental cuts have had an impact on this area of the local economy.

        In the Twin Cities area, health services are projected to add nearly 2,000 jobs annually through 1996, while companies that provide services to other businesses will add another 3,000 new jobs each year to the local employment base. The Twin Cities will remain a center for professional sports, the arts and other forms of recreation and cultural activities, providing new jobs in these fields. A number of native american tribal casinos have been constructed in both the metropolitan area and statewide since 1989. Employment in this part of the entertainment industry has expanded rapidly since 1989, and is expected to be a continued source of new employment opportunities in the foreseeable future.

        Seventeen Fortune 500 industrial firms are headquartered in the metropolitan area in 1994. Some of the nation's largest service firms and private firms are also located in Minneapolis/St. Paul. The presence of these firms is generally indicative of the strength of the local support network and outlook for the business client.

        Unemployment

        The region's unemployment rate, according to the Metropolitan Council, has historically outperformed the state and national rates. As of September, 1994, the region's unemployment rate was 3.3 percent, well below the U.S. average rate of 5.6 percent. The selected average annual unemployment rates for the seven-county metropolitan area are summarized below in Table D.




                                   TABLE D
                 Selected Average Annual Unemployment Rate
                  Seven County Twin Cities Metropolitan Area
                 ___________________________________________

      Year                      TCMA                    U.S.
____________________________________________________________
      1982                      4.2%                    6.4%
      1986                      3.4%                    7.2%
      1988                      4.1%                    8.1%
      1989                      4.1%                    5.4%
      1990                      4.0%                    5.5%
      1991                      4.4%                    6.7%
      1992                      4.4%                    7.4%
      1993                      4.2%                    6.8%
Sept. 1994                      3.3%                    5.6%
____________________________________________________________

Source: Minnesota Dept. of Economic Security
____________________________________________________________



Income
        Greater Minneapolis-St. Paul's residents are slightly more affluent than those of the Minnesota. The MSA's 1993 median household Effective Buying Income (EBI) of $41,594 ranked 29th among the nation's largest 316 metropolitan statistical areas, according to Sales and Marketing Management's 1994 Survey of Buying Power. The median EBI for the top 316 MSAs in 1993 was $37,358. For the State of Minnesota, the comparable number was $35,731.

        The distribution of incomes over the last four years in the Minneapolis-St. Paul metropolitan area is illustrated on the following page.




                Minneapolis-St. Paul MSA Median Household Income
                                 1989-1992
                ________________________________________________

Year $10,000 to $19,999 $20,000 to $34,999 $35,000 to $46,999 $50,000 and Over
______________________________________________________________________________

1989        17.1%                25.5%             21.3%             24.3%
1990        16.4%                24.6%             21.4%             26.5%
1991        13.4%                24.2%             23.1%             31.0%
1992        12.7%                22.7%             22.5%             34.2%
1993        12.0%                20.9%             21.8%             37.9%
______________________________________________________________________________

Source:	Sales and Marketing Management's Survey of Buying Power, 1990-1994
______________________________________________________________________________


        As can be seen from the chart above, the number of households with an EBI over $50,000 per year has increased since 1989 while the number of households with EBIs between $10,000 and $20,000 has decreased during the same time period. This growth trend is forecasted to continue.

        According to Equifax National Decision Systems (ENDS), the MSA is decidedly more affluent than the state as a whole as is shown below. All data is through 1994.

_____________________________________________________________________________
                              Minneapolis MSA              State of Minnesota
_____________________________________________________________________________

Average Household Income         $53,276                          $45,260

Median Household Income          $42,647                          $35,095

Per Capita Income                $20,835                          $17,799
_____________________________________________________________________________



Culture and Education

        Minnesota has developed excellent primary and secondary educational systems which rank among the nation's highest in percent of graduating high school seniors. Minnesota also has consistently been in the top ten states in percent of population with college degrees. There are twenty-five colleges and universities in the Twin Cities Metropolitan Area, including the University of Minnesota with about 45,000 full time students. About 39 percent of the Minnesota tax dollar is spent on educational support.

        Cultural facilities include several dozen theaters, the famous Tyrone Guthrie Theater, a science museum, two art museums, the well known Minnesota Symphony Orchestra and the Ordway Music Theater.

Conclusion

        The Minneapolis-St. Paul metropolitan area remains a vital place of business. The outlook for the Minneapolis-St. Paul metropolitan area is generally positive. While population has increased over the past decade, the projection figures reflect additional gains over the next five years at reasonably good levels. In addition, continued gains in median household income and a diversified economy support the relative stability of the area. Disposal personal income has grown by 4.9 annually since 1985 which has been in excess of the inflation rate. Overall, employment levels have been improving and the area enjoys a low cost of living. The diversified employment base has enabled the greater Minneapolis-St. Paul area to remain competitive on a national level.

        As we foresee a modest short term economic growth condition, it is our opinion that the long-term prospect for net appreciation in commercial and residential real estate values remains good. Minneapolis-St. Paul should be able to sustain and continue growth in the future while remaining desirable to the major industries and maintaining a strong labor force.



        NEIGHBORHOOD ANALYSIS

        Brookdale Center is located immediately east of the intersection of County Road 10 and Brooklyn Boulevard (Route 152), adjacent to State Highway 100, and about five miles northwest of the Minneapolis Central Business District. There is intensive retail development along County Road 10, Brooklyn Boulevard, Xerxes Avenue, and Shingle Creek Parkway, which are the major streets in this area. The surrounding neighborhood is predominantly single-family residential in character. The primary growth period of this area occurred prior to 1970. On balance, Brooklyn Center is a mature, relatively attractive community. While many of its residents are employed in downtown Minneapolis and its environs, Brooklyn Center is an employment center in its own right.

        Brookdale Center is bounded by State Highway 100 to the southeast, a four-lane, limited access thoroughfare with interchanges at County Road 10 and Brooklyn Boulevard. Beyond State Highway 100, there lies a residential area. Directly north of the subject, across County Road 10, are commercial properties including bank branch offices, a seven-story multi-tenant office building, and automobile dealerships.

        Directly west, across Xerxes Avenue, are several community and neighborhood centers including Brookdale Square, Brookview Plaza and Brookdale Court. There are also numerous free-standing "big box" retailers in the neighborhood. New construction includes Circuit City which took over the former Childrens Place and Office Depot which opened in December 1994.

        Access to Brooklyn Center is excellent. It is adjacent to Highway 100, a limited access freeway with interchanges at Brooklyn Boulevard and Route 10. Highway 100 connects with Interstate 94/694 one mile northeast, a major east/west route. Brooklyn Boulevard is a major four-lane thoroughfare located only one-fourth mile west of Brooklyn Center. Xerxes Avenue is a four-lane street that serves as a perimeter roadway for the mall as well as providing secondary access for the commercial properties along the east side of Brooklyn Boulevard. Route 10 (also known as Bass Lake Road and 57th Avenue) is a four-lane, east/west thoroughfare. There are two access driveways each from Xerxes Avenue and Route 10; those on Xerxes are stop sign-controlled; those on Route 10 are traffic-signal controlled.
     We are advised
        that negative press as of late citing changing demographics, deterioration of the immediate area and safety issues has impacted consumers' perception of the subject and its environs. Nonetheless, our observations indicate that there has been some new construction and investment in the market. We are advised that residential values have been relatively stable. Our demographic survey shows that the primary market area for the subject is expected to see moderate population, household and income growth. As such, we remain cautiously optimistic about the outlook for the immediate area.


        RETAIL MARKET ANALYSIS

National Retail Overview

        Regional and super-regional shopping centers constitute the major form of retail activity in the United States today. It is estimated that consumer spending accounts for about two-thirds of all economic activity in the United States. As such, retail sales patterns have become an important indicator of the country's economic health.

        During the period 1980 through 1993, total retail sales in the United States increased at a compound annual rate of 5.74 percent. Data for the period 1990 through 1993 shows that sales growth has slowed to an annual average of 4.75 percent. November 1994 sales (advance estimate) are up nearly 7 percent over November 1993. This information is summarized below.




                                Total U.S. Retail Sales *
                                _________________________

                        Year                         Amount (Billions)
                        ______________________________________________

                        1980                            $  793,300
                        1985                            $1,072,400
                        1990                            $1,425,200
                        1991                            $1,447,000
                        1992                            $1,564,356
                        1993                            $1,638,202
                        ______________________________________________

                Compound Annual Growth                   + 5.74%
                     1980-1993
                CAG: 1990 - 1993                         + 4.75%
                   November 1993                      $  137,825
                  November 1994 **                    $  147,409
                                                        (+6.95%)
________________________________________________________________
*       Excludes Automotive Group
**      Advance Estimate
________________________________________________________________

Source: Monthly Retail Trade Reports Business Division, Bureau of the Census, U.S. Department of Commerce.
____________________________________________________________________________


Economic Trends

        The early part of the 1990s was a time of economic stagnation and uncertainty in the country. The gradual recovery, which began as the nation crept out of the last recession, continues to gain strength. But as the recovery period reaches into its third year, speculation regarding the nation's economic future remains. Global economic troubles continue to impact the country's slow economic growth trends.

        Post recessionary trends offer important insight to this analysis, particularly consumer behavior. In 1992, after an erratic year for retail sales, the nation's leading chains reported stunningly strong sales in December, their best holiday season since 1988. Although the first half of the year had seen little growth in sales, year end 1992 retail sales (exclusive of automobile sales) were up by 4.5 percent over 1991. Clearly, the importance of the Christmas selling season is underscored by the fact that some retailers generate up to 60.0 percent of sales and profits during the last quarter of the year.

        The first half of 1993 was characterized by consumers demonstrating a willingness to spend more money in retail stores, but more often in department stores than in apparel shops. Retail sales climbed 5.6 percent in June 1993 as recorded by a Salomon Brothers monthly index that measures sales of 22 major retailers at stores open at least one year. In June 1992, this same-store growth index was up 3.8 percent. By and large, leading department stores showed greater gains than apparel chains. The figures suggested the possibility of a stronger second half of the year. Some analysts predicted that sales would pick-up as the overall economy improved, causing buyers to spend more, particularly in anticipation of higher taxes in 1994. For the year, total retail sales (exclusive of automobiles) were up by 4.72 percent in 1993.

        Americans' personal incomes and spending increased in 1993 at rates that economists saw as harbingers of a healthy expansion for 1994.
        Some of the lowest interest rates in two decades spurred new home construction which resulted in increased demand for such household goods as appliances and furniture. The housing market accounts for a significant portion of the gross domestic product. The Commerce Department reported that earnings rose 4.7 percent in 1993, helped by a
        0.6 percent increase in December. The yearly figure was nearly double the 2.7 percent rise in inflation. Consumer spending rose 6.1 percent, the biggest increase since a 6.8 percent gain in 1990. As suggested, consumer spending represents two-thirds of the nation's economic activity.

        Year end 1994 results show that while the holiday season may have been disappointing to certain merchants, especially apparel retailers, who were forced to cut prices and profits, total consumer spending rose by
        5.7 percent from 1993 when it rose 5.8 percent. Although this was the smallest rise since 1991 when it rose 3.8 percent, it was still a respectable finish. Much of this optimism is being fueled by low unemployment and bolstered consumer confidence. During 1994 approximately 3.5 million jobs were created. One very significant bright spot in the economy is automobile sales which are running near record levels.

        According to the Commerce Department, per capita income rose 3.2 percent to $20,781 nationwide in 1993. This was down from 4.9 percent growth in 1992 but above the 2.8 percent growth in 1991. Income growth varied dramatically from no growth in North Dakota to 6.3 percent in Montana which was largely fuelled by a housing boom which boosted lumber prices. Connecticut continued to enjoy the highest per capita income at $27,957, while Mississippi ($14,708) was the lowest.

        Fresh signs of persistent economic vigor were in evidence through September 1994 as the government published upbeat reports on housing and employment. The Departments of Commerce and Housing and Urban Development reported that sales of new single-family homes climbed 9.7 percent in August over the previous year. While the increase was spread across all four regions, it was strongest in the northeast. The median new home price was $134,000, up from $125,000 in July.

        First time claims for unemployment benefits fell by 11,000 to 310,000 at the end of September. This fits a pattern of recent improvement in the employment rates. However, inflation fears persist due to an economy which may be growing too quickly. In reaction, the bond markets have skidded with long term treasuries pushing 8.0 percent for the first time in two and one half years as investors have become wary of higher inflation.

        Personal income jumped by .8 percent in December 1994 after a 1 percent dip in November and registered the biggest gain in four years for all of 1994. The increase in income was more than enough to offset the rise in spending as the personal savings rate increased. The savings rate, a figure watched widely by economists that shows savings as a percentage of disposable income, rose to 4.8 percent in December 1994 from 4.3 percent in November.

        The report on the gross domestic product (GDP) showed that output for goods and services expanded at an annual rate of 4.5 percent in the fourth quarter of 1994. Overall, the economy gained 4 percent in 1994, the strongest rate in ten years when it was 6.2 percent in 1984. The data also implies that vigorous growth may continue, and possibly accelerate, before higher interest rates take their toll on the economy in 1995. Most economists predict a slowdown with annual growth in the
        3.0 to 3.5 percent range. In a separate government report, American industry was operating at 84.6 percent of capacity in October, the highest rate since 1989. A utilization rate above 85 percent or so is considered to be in danger of accelerating inflation.


Retail Sales

        In their recent publication, The Scope of the Shopping Center Industry in the United States - 1994, The International Council of Shopping Centers reports that overall retail conditions continued to improve for the third consecutive year in 1993. Total shopping center sales increased 5.5 percent to $830.2 billion in 1993, up from $787.2 billion in 1992. The comparable 1992 increase was 5.3 percent. Retail sales in shopping centers (excluding automotive and gasoline service station sales) now account for about 55.0 percent of total retail sales in the United States.

        Total retail sales per square foot have shown positive increases over the past three years, rising by 4.8 percent from approximately $165 per square foot in 1990, to $173 per square foot in 1993. It is noted that the increase in productivity has slightly exceeded the increase in inventory which bodes well for the industry in general. This data is summarized on the following table.



                         Selected Shopping Center Statistics
                                     1990-1993
                         ___________________________________


                                                                %     Compound
                                                              Change   Annual
                1990        1991        1992        1993     1990-93   Growth
_____________________________________________________________________________

Retail Sales
in Shopping
Centers *      $727.7      $747.8      $787.2      $830.2     14.1%    4.49%

Total
Leasable
Area **           4.4         4.6         4.7         4.8      9.1%    2.94%

Unit Rate      $165        $163.0      $167.0      $173.0      4.8%    1.59%
_____________________________________________________________________________
*	Billions of Dollars
**	Billions of Square Feet
_____________________________________________________________________________
Source: International Council of Shopping Centers. The Scope of the Shopping Center Industry in the United States - 1994.



As a whole, 1993 was a good year for most of the nation's major retailers. Sales for the month of December were up for most, however, the increase ranged dramatically from 1.1 percent at Kmart to 13.3 percent at Sears for stores open at least a year. It is noted that the Sears turnaround after years of slippage was unpredicted by most forecasters. Unfortunately, for most full service retailers, margins had been impacted by aggressive price cutting and promotions as consumers have become more value conscious. For the year, however, 1994 has offered mixed results. Data through the first quarter of 1994 had shown that sales in March surged in comparison to the setback in January which was attributed to poor weather. Many of the nation's largest retailers have reported double-digit sales gains, lead by Sears (16.8 percent) and Wal-Mart (15.0 percent). Salomon Brothers said its retail index rose 11.1 percent in March, the biggest one month jump since 1991. By comparison, the

1993 index rose 3.7 percent. Data through the first half of 1994 shows that sales have continued their improving trend; however, sales through the third quarter slowed below most retailers' expectations. The Salomon Brothers index showed that retail sales in September grew 3.9 percent from the month a year earlier. The comparable September 1993 figure was 5.6 percent. While September is traditionally a slow month, most retailers blamed the slow results on weather. With December results recently in, most retailers posted same store gains of between 2 and 6 percent. Sears was the exception with an increase of 7.9 percent. The Goldman Sachs Retail Composite Comparable Store Sales Index, a weighted average of monthly same store sales of 52 national retail companies rose 4.5 percent in December. The weakest sales have been in womens' apparel with the strongest sales reported for items such as jewelry and hard goods. Most department store companies reported moderate increases in same store sales, though largely as a result of aggressive markdowns. Thus, profits are expected to be negatively affected for many companies.

Provided on the following chart is a summary of overall and same store sales for selected national merchants for December 1994, the most recent month available.


             Same Store Sales for the Month of December, 1994
             ________________________________________________

                                    % Change From Previous Year
                                    ___________________________

        Name of Retailer          Overall          Same Store Basis
        ___________________________________________________________

        Wal-Mart                  +21.6%                + 6.8%
        Kmart                     + 1.6%                + 3.0%
        Sears, Roebuck & Co.      + 8.0%                + 7.9%
        J.C. Penney               + 5.3%                + 5.4%
        Dayton Hudson Corp.       + 9.6%                + 3.7%
        May Department Stores     + 8.3%                + 5.5%
        Federated Dept. Stores      N/A                 + 2.2%
        The Limited Inc.          + 5.6%                - 4.0%
        Gap Inc.                  +12.0%                + 0.0%
        Dillard's                 + 7.7%                + 5.0%
        ___________________________________________________________

        Source: New York Times, January 6, 1995
        ___________________________________________________________



        Some analysts point to the fact that consumer confidence has resulted in increases in personal debt which may be troublesome in the long run. Consumer loans by banks rose 14.4 percent in the twelve months that ended on September 30th. Credit card billings have jumped 25 percent in the last twelve months. But data gathered by the Federal Reserve on monthly payments suggest that debt payments are not taking as big a bite out of income as in the late 1980s, largely because of the record refinancings at lower interest rates in recent years and the efforts by many Americans to repay debts. The ratio of payments to income now stands around 15.9 percent, roughly what it was in the mid-1980s, and considerably below the 17.9 percent of 1989.


Department Store Chains

        The continued strengthening of some of the major department store chains, including Sears, Federated/Macy's, May and Dayton Hudson, is in direct contrast to the dire predictions made by analysts about the demise of the traditional department store industry. This has undoubtedly been brought about by the heightened level of merger and acquisition activity in the 1980s which produced a burdensome debt structure among many of these entities. When coupled with reduced sales and cash flow brought on by the recession, department stores were unable to meet their debt service requirements. Following a round of bankruptcies and restructurings, the industry has responded with aggressive cost cutting measures and a focused merchandising program that is decidedly more responsive to consumer buying patterns. The importance of department stores to mall properties is tantamount to a successful project since the department store is still the principal attraction that brings patrons to the


Industry Trends

        Since 1990, total U.S. shopping center GLA has increased by 400 million square feet, a 9.1 percent increase or 2.9 percent growth per annum. This change has outpaced annual population growth. In 1990 the total per capita GLA was 17.7 square feet. By 1993, this figure advanced to
        18.5 square feet per person. According to the National Research Bureau, there were a total of 39,633 shopping centers in the United States in 1993, an increase of 1.7 percent from 38,966 shopping centers in 1992.

        The total leasable area of U.S. Shopping Centers increased by 2.1 percent in 1993 to 4.77 billion square feet. As would be expected, construction of new centers has dropped from a high of 91.8 million square feet (979 centers with a contract value of $5.9 billion) in 1990, to 42.8 million square feet in 1993. According to F.W. Dodge, the construction information division of McGraw-Hill, 451 new shopping centers were started in 1993. These new projects generated $2.7 billion in construction contract awards and supported 43,700 jobs in the construction trade and related industries. This is nearly half of the construction employment level of 95,360 for new shopping center development in 1990. It is estimated that 10.044 million people are now employed in shopping centers, equal to about one of every nine non-farm workers in the country. This is up 2.2 percent over 1992.

        On balance, 1993 was a period of transition for the retail industry. Major retailers achieved varying degrees of success in meeting the demands of increasingly value conscious shoppers. Since the onset of the national economic recession in mid-1990, the retail market has been characterized by intense price competition and continued pressure on profit margins. Many national and regional retail chains have consolidated operations, closed underperforming stores, and/or scaled back on expansion plans due to the uncertain spending patterns of consumers. The consolidations and mergers have produced a more limited number of retail operators, which have responded to changing spending patterns by aggressively repositioning themselves within this evolving market. Much of the current retail construction activity involves the conversion of existing older retail centers into power center formats, either by retenanting or through expansion. An additional area of growth in the retail sector is in the "supercenter" category, which consists of the combined grocery and department stores being developed by such companies as Wal-Mart and Kmart. These formats require approximately 150,000 to 180,000 square feet in order to carry the depth of merchandise necessary for such economies of scale and market penetration.


Market Shifts


        During the 1980s, the department store and specialty apparel store industries competed in a tug of war for the consumer's dollar. Specialty stores emerged largely victorious as department store sales steadily declined as a percentage of total GAFO sales during the decade, slipping from 47.0 percent in 1979 to 44.0 percent in 1989. During this period, many anchor tenants teetered from high debt levels incurred during speculative takeovers and leveraged buyouts of the 1980s. However, bankruptcies and restructuring forced major chains to refocus on their customer and shed unproductive stores and product lines. As a result, department store sales as a percentage of GAFO sales rebounded sharply in the early 1990s. In fact, by year-end 1993, department store share of GAFO sales had climbed back above 46.0 percent, its highest level since 1979.

        Despite the proliferation of non-store retailers (catalog shopping) during the 1980s, general merchandise, apparel, furniture and other store (GAFO) sales, generally considered to be a proxy for mall store sales, actually increased steadily during the decade. As a percentage of total retail sales (excluding automobiles), GAFO sales rose to approximately 35.0 percent by year-end 1993 from 29.0 percent in 1980.

        During the period 1985 to 1991, regional mall market share of total shopping center expenditures declined from 30.0 to 24.0 percent according to a recent study by Salomon Brothers. This is attributed to the faster pace of new construction related to neighborhood, community, and power centers nationally. The most notable increase in market share has come from growth in community centers which are typically anchored by discounters such as Wal-Mart, Target, and Kmart as shown on the following table.


                        Market Share of Shopping Centers
                                by Property Type
                        ____________________________________

                        Type            1985           1991
                ____________________________________________
                Neighborhood Centers    38.0%          37.0%
                 Community Centers      31.0%          37.0%
                  Regional Malls        30.2%          24.0%
                  Power Centers           .8%           2.0%
                ____________________________________________

Source: National Research Bureau, International Council of Shopping Centers, Salomon Brothers


This repositioning of retail product has been a direct response to changing consumer preferences. Both regional and super-regional shopping center completions have declined by approximately 66.0 percent from their 1989 peaks, implying that positive net absorption should result as the economy improves.


Outlook

        Many analysts remain bullish with respect to the department store industry which appears well prepared to take a competitive stance against the major discounters and "category killers" in the second half of the decade. Sears and JC Penney have undergone major restructurings and have seen comparable store sales growth of 7.9 and 5.4 percent, respectively. The May Company has focused on consolidating operations in order to strengthen its buying power and lower expenses. They also expect to embark on an aggressive expansion program that will expand 55 existing stores and add approximately 100 new stores by 1998. Dillard's is often cited as an efficient operator and they continue to expand into new markets with both new store construction and selective acquisitions. Macy's recent merger with Federated has received wide acclaim as the two have formed one of the nation's largest department store companies with over 300 units and annual sales of over $13.0 billion.

Nonetheless,competition among retailers of all types will remain intense. The consumer stands to benefit from this price competition assuming real increases in purchasing power can be maintained.

        The WEFA Group, an economic consulting company, projects that potential growth of the economy will slow moderately over the long-term. This will have a direct influence on consumption (consumer expenditures) and overall inflation rates (CPI).

        The outlook for inflation faces a great deal of uncertainty in the long run. Inflation has decelerated over the past year due primarily to slow rises in crude material prices which, in turn, have been reflected in slower rises in producer prices for finished goods. Inflation (as measured by the CPI-Urban) has increased at an annual average rate of
        3.7 percent since 1982. This is in stark contrast to the average performance of 8.4 percent per year between 1971 and 1981. The Bureau of Labor Statistics has reported that consumer prices rose by only 2.7 percent in 1994, the fourth consecutive year in which inflation was under 3 percent. Apart from the volatile food and energy sectors, the core inflation rate was only 2.6 percent in 1994, the lowest rate since 1965. The WEFA Group projects that inflation rates will stabilize at an annual rate near 3.5 percent in the long term.

        Consumption expenditures are primarily predicated on the growth of real permanent income, demographic influences, and changes in relative prices in the long term. Changes in these key variables explain much of the consumer spending patterns of the 1970s and mid-1980s, a period during which baby boomers were reaching the asset acquisition stages of their lives; purchasing automobiles and other consumer and household durables. Increases in real disposable income supported this spending spurt with an average annual increase of 2.9 percent per year over the past twenty years. Real consumption expenditures increased at an average annual rate of 3.1 percent during the 1970s and by an average of 4.0 percent from 1983 to 1988. WEFA projects that consumption expenditure growth will slow to 2.0 percent per year by 2003 as a result of slower population growth and aging. WEFA further forecasts that personal consumption expenditures on services will expand by a higher annual rate of about 2.3 percent in the long term.

        It is projected that the share of personal consumption expenditures relative to GDP will decline over the next decade. Consumer spending as a share of GDP peaked in 1986 at 67.4 percent after averaging about
        63.0 percent over much of the post-war period. WEFA estimates that consumption's share of aggregate output will decline to 64.5 percent by 2003 and 62.7 percent by 2018.

        Potential GDP is a measure of the economy's ability to produce goods and services. This potential provides an indication of the expansion of output, real incomes, real expenditures, and the general standard of living of the population. WEFA estimates that real U.S. GDP will grow at an average annual rate of 2.7 percent through 2000 as the output gap is reduced between real GDP and potential GDP. After 2000, annual real GDP growth will decline, tapering to 2.3 percent per annum by 2003 and
        2.1 percent by 2010.


Trade Area Analysis
	Overview

        A retail center's trade area contains people who are likely to patronize that particular retail center. These customers are drawn by a given class of goods and services from a particular tenant mix. A center's fundamental drawing power comes from the strength of the anchor tenants as well as the regional and local tenants which complement and support the anchors. A successful combination of these elements creates a destination for customers seeking a variety of goods and services while enjoying the comfort and convenience of an integrated shopping environment.

        In order to define and analyze the market potential for the Brookdale Center, it is important to first establish the boundaries of the trade area from which the subject will draw its customers. In some cases, defining the trade area may be complicated by the existence of other retail facilities on main thoroughfares within trade areas that are not clearly defined or whose trade areas overlap with that of the subject. The subject's potential trade area partially overlaps with other retail facilities along major retail thoroughfares. The subject's potential trade area partially overlaps with its principal competitors, Rosedale, Ridgedale, and Northtown. The subject's capture rate of area expenditure potential is also influenced to a lesser extent by other regional and super-regional centers in the Minneapolis MSA such as Mall of America.

        Finally, there are several large strip centers anchored by discount department and specialty stores in the market. While some cross-shopping does occur, these stores act more as a draw to the area, creating an image for the area as a prime destination shopping district and generating more retail traffic than would exist in their absence. Nonetheless, we do recognize and mention these centers to the extent that they provide a complete understanding of the area's retail structure. Scope of Trade Area Traditionally, a retail center's sales are principally generated from within its primary trade area, which is typically within reasonably close geographic proximity to the center itself. Generally, between 55 and 65 percent of a center's sales are generated within its primary trade area. The secondary trade area generally refers to more outlying areas which provide less frequent customers to the center. Residents within the secondary trade area would be more likely to shop closer to home due to time and travel constraints. Typically, an additional 20 to 25 percent of a center's sales will be generated from within the secondary area. The tertiary or peripheral trade area refers to more distant areas from which occasional customers to the mall reside. These residents may be drawn to the center by a particular service or store which is not found locally. Industry experience shows that between 10 and 15 percent of a center's sales are derived from customers residing outside the trade area. This potential is commonly referred to as inflow.

        In areas that are benefitted by an excellent interstate highway system such as the Minneapolis MSA, the percentage of sales generated by inflow patrons can often run upwards to 25 percent or higher.

        Once the trade area is defined, the area's demographics and economic profile can be analyzed. This will provide key insight into the area's dynamics as it relates to the subject. The sources of economic and demographic data for the trade are analysis are as follows: Equifax Marketing Decision Systems (ENDS), Sales and Marketing Management's Survey of Buying Power 1985-1994, The Urban Land Institute's Dollars and Cents of Shopping Centers (1993), CACI, The Sourcebook of County Demographics, and The Census of Retail Trade - 1992. We have also been provided with a specific retail study of the mall's trade area and remerchandising recommendations by General Growth Research, which has relied upon shopper surveys and department store receipts in determining the extent of the mall's draw.

        Before the trade area can be defined, it is necessary that we thoroughly review the retail market and the competitive structure of the general marketplace, with consideration given as to the subject's position. Existing Competition By virtue of its location, Brookdale Center has historically served the near - northwest suburbs of Minneapolis. The growth of development has been, and continues to be in a northwesterly direction emanating from the Central Business District.

        The expansion of the suburban malls to the north, northwest and west have been in direct response to the nature of population migration patterns. The subject's principal competitors are seen in the Northtown Mall at Highway 10 and University Avenue; the Ridgedale Shopping Center at Highway 12 and Plymouth Road in Minnetonka and Rosedale Shopping Center at Highway 36 and Fairview in Roseville. These three centers have been identified through customer surveys as well as management personnel as being the most directly competitive. Ridgedale was cited in the 1994 Customer Intercept Study as being Brookdale's strongest competitor. The study shows they capture 27 percent of Brookdale's customers and 8 percent of their dollars.

        Table 1, shown below, identifies the various regional centers found within the general area that compete most directly with the subject.




                                  Table 1
                Principal Competitive Regional Shopping Centers
                _______________________________________________
                                                                  Distance
                  Developer/            Year    GLA                from
  Property        Owner     Location    Built (sq.ft.)   Anchors   Subject
  ________________________________________________________________________

  Northtown Mall   Angeles  Blaine,MN   1972   800,000    Carson   8-10 mi. N,
  Hwy.10 & Univ.    Corp.                                 Pirie    +- 15 min.
  Ave.                                                    Scott,
                                                          Kohl's,
                                                          Mont Ward.,
                                                          Woolworth
  ____________________________________________________________________________
  Ridgedale
  Shopping Center
  Hwy. 12 &
  Plymouth Road   Ridgedale Minnetonka, 1975  1,042,100   Carson   10 miles SW
                    Joint      MN                         Pirie    +- 15 min.
                   Venture                                Scott,
                                                          Dayton's,
                                                          J.C. Penney,
                                                          Sears

  ____________________________________________________________________________
  Rosedale Shopping
  Center
  Hwy. 36 &
  Fairview      Equitable Real Roseville, 1969  1,400,000  Carson  10 miles E,
                    Estate        MN                       Pirie   +- 15 min.
                  Investment                               Scott,
                   Managers                                Dayton's,
                                                           J.C. Penney,
                                                           Mont. Ward
  ____________________________________________________________________________


        The chart above summarizes the subject's three principal competitors. In addition to the above, we should discuss the threat of new competition. Both Rouse and Homart have announced potential sites in Maple Grove for a regional center within 7 to 10 miles from Brookdale Center. Homart's parcel is part of a 2,000 acre master plan development at the northwest quadrant of Interstate 94 and Route 169. The Rouse parcel is a 100 acre site at the intersection of Interstate 94 and the planned highway 610. This site is owned by the Osseo Area school district and is adjacent from two existing schools. Obviously, either one of these sites would have to overcome a number of hurdles in order to proceed.

        Speculation has it that a number of department stores could serve as anchors including JC Penney, Sears, Montgomery Ward, Macy's, Nordstrom and Dayton's. Should Dayton's decide to locate at the Homart site, it would likely close the Brookdale store due to the distance (7 miles) from the center.

        At this early juncture, it is difficult to assess the impact of either project. Should one be approved, it will likely be three to five years before it comes on line. It is clear, however, that the subject will need to be renovated at some point in order to maintain its current market position.


Trade Area Definition

        Brookdale is located in Brooklyn Center in the central portion of the Minneapolis MSA approximately 5 miles northwest of the Minneapolis Central Business District. This location makes it one of the more accessible retail locations within the Minneapolis MSA. The advantage of interstate proximity has the effect of expanding the mall's trade area by virtue of reducing travel time for residents in more distant locations.

        As discussed in the previous section, the location and accessibility of competing centers also has direct bearing on the formation and make-up of a mall's trade area. Principal competition is seen in Northtown, Ridgedale Center and Rosedale Center. The renovation of the latter center has strongly positioned it in its market and has drawn a larger percentage of the subject's shoppers over the past year. Ridgedale is most closely aligned with the subject from a merchandising standpoint and Northtown has probably slipped in its competitive standing over the past year.

        The downtown Central Business District is probably less of a factor than it was, although it has been, and will always continue to be, more of a force in serving the downtown Central Business District's workforce. The Mall of America, to some extent, impacts Brookdale Center by drawing certain weekend shoppers away from the subject.
        While we expect that there will continue to be some shakeout at the subject, particularly as tenants close marginally profitable stores and consolidate, we feel that the long term outlook is positive for the subject. Most of its patrons come to the mall for its convenience, as evidenced by the size and depth of its primary market. The convenience factor was cited in the 1994 Intercept Study as being important to the typical shopper. We don't expect that significant changes will occur in terms of the shopping patterns of these groups. Finally, we believe that it is important to note that key community centers and free-standing "category killers" represent a strong force in the market's competitive environment. However, their primary stores (groceries, drugs, home improvement and discounters) are different from those which comprise Brookdale Center. Certainly there is a place for both in most retail environments, including the Shingle Creek Road and general Brookdale Center area. Collectively, they balance out the retail infill and act as a traffic generator that increases the area's status as a destination retail hub.

        To summarize, the foundation of our analysis in the delineation of trade area of Brookdale Center may be summarized as follows:

        1. Highway accessibility including area traffic patterns, geographical constraints and nodes of residential development.

        2. The position and nature of the area retail structure including the location of destination retail centers and the strength and composition of the retail infill.

        3. The size, anchor tenancy and merchandising composition of the mall tenants, both as existing and as proposed.

        Ownership has provided us with a survey by General Growth Research which has identified shopping patterns based upon origin by zip codes. We have analyzed this data and find it to be reasonable based upon our examination of the area's retail structure. The report cites that the primary trade area contains 80 percent of the mall's shoppers.

        The zip codes and corresponding communities that form the basis for this analysis are provided on the following page. Throughout the text, we will discuss the components of the trade area (primary and secondary) along with their individual characteristics. Often we will refer to the total trade area by the collective term "trade area".


        In essence, the total trade area encompasses the following communities:


                                 Brookdale Center
                                 ________________
                   Primary                          Secondary
        __________________________________________________________

        Zip Code        Community        Zip Code        Community


        55429 *        Minneapolis        55449        Minneapolis


        55443 *        Minneapolis        55418        Minneapolis


        55430 *        Minneapolis        55448        Minneapolis


        55369             Osseo           55434        Minneapolis


        55428 *        Minneapolis        55413        Minneapolis


        55412 *        Minneapolis


        55422          Minneapolis


        55444 *        Minneapolis


        55411          Minneapolis

        55445          Minneapolis

        55316          Champlin

        55442          Minneapolis

        55311          Minneapolis

        55374 *        Rogers

        55432          Minneapolis

        55303          Minneapolis

        55433          Minneapolis

        55427          Minneapolis

        55330          Elk River

        55421          Minneapolis

        55441          Minneapolis

        55327          Dayton
        __________________________________________________________

        * Most effective markets

        Source: General Growth Research
        __________________________________________________________


Population

        Once the market area has been established, the focus of our analysis centers on the trade area's population. ENDS provides historic, current and forecasted population estimates for the total trade area. Patterns of development density and migration are reflected in the current levels of population estimates. The report provided on the facing page utilizes the statistics on the basis of the total trade area (primary and secondary) citing the communities as segregated by zip code which are identified in the Addenda. In the Addenda, we have provided detailed profiles of both the primary and secondary components.

	Population statistics for the trade area are summarized below:




                                  Brookdale Center
                           Population Growth and Forecasts
        _______________________________________________________________________
                                                      Compound       Compound
        Trade Area                                   Growth Rate    Growth Rate
        Component     1980    1990    1994    1999   1980 - 1994    1994 - 1999
	1994 - 1999
        _______________________________________________________________________

        Primary      391,799 451,242 475,735 503,660    +1.40%      +1.15%

        Secondary    85,596  101,855 108,899 117,294    +1.73%      +1.50%

        Total        477,395 553,097 584,634 620,954    +1.46%      +1.21%
        _______________________________________________________________________

        Source: Equifax National Decision Systems

        _______________________________________________________________________


        Between 1980 and 1994, ENDS reports that the population within the total trade area increased by 107,239 residents to 584,634 reflecting a
        22.5 percent increase or 1.46 percent per annum. Through 1999, the trade area is expected to continue to increase to 620,954 residents which is equal to an additional 6.2 percent increase or 1.21 percent per annum.

        Further analysis shows that the primary trade area contains a range of relatively slow growth immediately around the mall as well as communities to the south and southeast, to areas of moderate and high growth in the north and west. Population patterns show these specific areas which ownership should aggressively target in its promotion of the mall. Both historical and projected population growth in both components of the trade area coincide with past and projected growth for the MSA of 1.45 percent and 1.25 percent per annum for the respective periods of 1980 through 1994 and 1994 through 1999.

        Provided on the following page is a graphic representation of the population change forecasted for the trade area. Note that communities forecasted to have the most significant growth are found to the north and west.


Households


        A household consists of all the people occupying a single housing unit. While individual members of a household purchase goods and services, these purchases actually reflect household needs and decisions. Thus, the household is a critical unit to be considered when reviewing market data and forming conclusions about the trade area as it impacts the retail center.

        National trends indicate that the number of households are increasing at a faster rate than the growth of the population. Several noticeable changes in the way households are being formed have caused the acceleration in this growth, specifically:

                The population in general is living longer on average. This results in an increase of single and two person households.

                The divorce rate increased dramatically during the 1980s, again resulting in an increase in single person households.

               Many individuals have postponed marriage, thus also resulting in more single person households.


                                     Brookdale Center
                               Household Data and Forecasts
                               ____________________________


                                                      Compound     Compound
                                                     Growth Rate  Growth Rate
        Component    1980    1990    1994    1999    1980 - 1994  1994-1999
        _____________________________________________________________________

        Primary    134,974  164,817 176,425 189,563    +1.93%      +1.45%
        _____________________________________________________________________
        Secondary   30,703   38,264  41,639  45,211    +2.20%      +1.66%
        _____________________________________________________________________

        Total      165,677  203,081 218,064 234,774    +1.98%      +1.49%
        _____________________________________________________________________

        Source: Equifax National Decision Systems
        _____________________________________________________________________


        Map showing Brookdale Center's total trade area and specifying population growth within area


        According to ENDS, the total trade area gained 52,387 households between 1980 and 1994, an increase of 31.6 percent or 1.98 per annum. Between 1994 and 1999 the area is expected to grow, but at a slower pace of 1.49 percent per year. We see that the secondary area is growing faster than the primary market area. Consistent with the national trend, the trade area is experiencing household growth at rates in excess of population changes primarily due to the factors mentioned above. Correspondingly, a greater number of smaller households with fewer children generally indicates more disposable income. In 1980, there were 2.88 persons per household in the total trade area and by 1994, it is estimated to have decreased to 26870.


Trade Area Income


        One of the most significant statistics for retailers is the trade area's income potential. Income levels, either on a per capita, per family, or household basis, indicate the economic level of the residents of the market area and form an important component of this total analysis. More directly, average household income, when combined with the number of households, is a major determinant of an area's retail sales potential. The trade area income figures support the profile of a broad-based middle income market. According to ENDS, average household income within the primary trade area is approximately $51,072.

	A comparison to the Minneapolis MSA is shown below:


                        Average Household Income Comparison
                        ___________________________________

                                Primary      Total      Minneapolis
                                 Area         Area         MSA
        __________________________________________________________

        Average Household
        Income                  $51,072     $50,167      $53,276
        __________________________________________________________

        Median Household
        Income                  $42,959     $42,544      $42,647
        __________________________________________________________

        Per Capita Income       $19,186     $18,937      $20,835
        __________________________________________________________

        Source: Equifax Marketing Decision Systems
        __________________________________________________________



        The subject's trade area is shown to be slightly less affluent than the MSA as a whole. However, areas directly to the west and the northwest of the subject are shown to be affluent suburbs of the MSA. Provided on the following page is a graphic presentation of the average household income distribution throughout the trade area. As can be seen, the subject is adjacent to some of the higher income areas.


        Map showing Brookdale Center's total trade area and average household income


Retail Sales

        Another significant statistic for retailers is the total retail sales expended in a given area. According to Sales and Marketing Management, retail sales in the Minneapolis MSA have grown at a compound annual rate of 5.2 percent between 1985 and 1993. This was greater than the State of Minnesota's composite growth over the same period of 4.8 percent.


                                   Retail Sales
                                   ____________

        _____________________________________________________________________
                   State of      Minnesota/St. Paul    Hennepin County
        Year       Minnesota           MSA
        _____________________________________________________________________

        1985       $27,241,195      $16,187,101         $ 8,255,326
        _____________________________________________________________________
        1986       $28,044,113      $16,837,510         $ 8,689,408
        _____________________________________________________________________
        1987       $28,903,224      $17,640,652         $ 9,184,604
        _____________________________________________________________________
        1988       $31,320,221      $19,092,209         $ 9,739,271
        _____________________________________________________________________
        1989       $32,208,001      $19,998,198         $ 9,784,828
        _____________________________________________________________________
        1990       $33,314,988      $20,446,928         $10,005,141
        _____________________________________________________________________
        1991       $35,159,987      $21,358,004         $10,349,106
        _____________________________________________________________________
        1992       $35,685,984      $21,919,344         $10,332,167
        _____________________________________________________________________
        1993       $39,582,998      $24,336,416         $11,555,647
        _____________________________________________________________________
        Compound
        Annual
        Growth
        1985-93        +4.8%          +5.2%               +4.3%

        _______________________________________________________________________
        Source: Sales & Marketing Management Survey of Buying Power (1986-1994)
        _______________________________________________________________________



        As can be seen, retail sales in Hennepin County have grown at rates below the MSA and State with a compound annual change of 4.3 percent since 1985.

        While retail sales trends within the MSA and region lend insight into the underlying economic aspects of the market, it is the subject's sales history and potential that is most germane to our analysis.

        Management has provided us with historical sales for the subject. The sales trends for the specialty stores in the mall are shown in the following table.


                                Brookdale Center
                              Retail Sales Trends
                                Specialty Stores
                              ___________________

                                                    Comparison
        Year    Sales (Millions)  Reporting GLA *  Unit Rate (SF)  Change *
        ___________________________________________________________________

        1986         $44.1           171,600        $257.00           -
        1987         $46.1           177,240        $260.10        + 1.2%
        1988         $49.1           184,400        $266.30        + 2.4%
        1989         $54.3           191,200        $284.00        + 6.6%
        1990         $55.1           193,130        $285.30        +  .5%
        1991         $53.1           187,900        $282.60        -  .9%
        1992         $50.3           190,260        $280.04        -  .9%
        1993         $41.7           152,340        $273.73        - 2.2%
        1994         $38.03          143,028        $265.91        - 2.9%
        ___________________________________________________________________
        Compound Annual
        Change 1986-93                                             -1.83%
        ___________________________________________________________________

        * Change reported is for unit rate performance.
        ___________________________________________________________________

        Source: General Growth Company
        ___________________________________________________________________



        The data above shows that 1994 mall shop sales have continued to fall since 1990. Year-to-date (December 1994) sales for tenants open for the past thirteen months were $38,032,000, equivalent to $265.91 per square foot. This was down nearly 8.8 percent in terms of aggregate dollars and 2.9 percent on a reporting unit rate basis. The decline was largely contributed to the renovation that was in process within the Carson Throat area as well as a change in consumer perception of the mall related to safety issues and loitering teenagers. Management is actually forecasting a decline of approximately 1.5 percent in 1995. The Urban Land Institute's Dollars and Cents of Shopping
        Centers (1993) reports sales per square foot of mall tenants in super-regional shopping centers both by age and location. Nationally, the total survey shows average mall shop sales ranging from $132.49 to $303.16 per square foot with an overall average of $205.90. On a regional basis, this range is $128.94 to $281.75 with an average at $189.34 per square foot. For super-regional centers over 20 years old, the average is equal to $188.39 with an upper decile figure of $282.77. As can be seen, comparable sales at the subject property are closer to the upper decile of the statistics reported.


Department Store Sales


        The Urban Land Institute also tracks sales for owned and non-owned department stores. ULI reports that median sales per square foot for non-owned department stores (national chains) is $186 with the top 10 percent hitting the $315 mark. Owned stores report a median of $128 per square foot with the top 10 percent at $217.

        General Growth reports that overall department store sales at Brookdale Center for 1993 were approximately $141,100,000 (store by store comparisons for all department stores were not available at this writing). This suggests a .31 percent increase over $140,665,300 in 1992. On a per square foot basis, the department store average was $191.74 per square foot in 1993 and $191.15 in 1992.

        We have been provided with 1994 sales information for Kohl's and JC Penney. Linda Smith, the mall manager, has estimated the sales for the remaining majors.




                                1994 Anchor Store Sales
                                _______________________

                                                                    Change
        Store        Area (SF)        Sales        Unit Rate        from 1993
        _____________________________________________________________________

        JC Penney     140,320     $ 28,073,400     $200.07           -3.10%
        _____________________________________________________________________

        Kohl's         75,000     $ 17,355,300     $231.40           +9.60%

        _____________________________________________________________________
        Dayton's      195,368     $ 45,000,000 *   $230.33            Flat

        _____________________________________________________________________
        Sears         180,669     $ 35,200,000 *   $194.83           +.57%

        _____________________________________________________________________
        Carson
        Pirie
        Scott         140,336     $ 16,700,000 *   $119.00           +1.18%
        ____________________________________________________________________

        Total         731,709     $142,328,700     $194.52           + .87%

        ___________________________________________________________________
        *  Approximate amount - non-reporting store
        ___________________________________________________________________


        Sales for the department stores were mixed in 1994. JC Penney's sales down 3.1 percent to $28,073,400 or approximately $200 per square foot. Kohl's saw the most dramatic increase with a sales jump of nearly 10 percent. At $231 per square foot, they were the most productive store last year on a unit rate basis.

        General Growth Management has supplied estimates only for Dayton's, Sears, and Carson's. At $45.0 million, Dayton's is clearly the highest grossing anchor at the mall. Sales in 1994 were estimated to be flat. Sears and Carson's saw modest increases of .57 percent and 1.18 percent, respectively. Overall, the department store sales were estimated at $142,328,700, up .87 percent over 1993.


Summary


        Within the shopping center industry, a trend toward specialization has evolved so as to maximize sales per square foot by deliberately meeting customer preferences rather than being all things to all people. This market segmentation is implemented through the merchandising of the anchor stores and the tenant mix of the mall stores. The subject property reflects this trend toward market segmentation. A review of the existing as well as the proposed tenant mix shows that it has clearly positioned itself at the broad middle of the market.

        The anchor mix appears to be correctly positioned to represent the population. Dayton's is by far the area's dominant store. It is found in the majority of the successful malls throughout the Minneapolis MSA which is its headquarters and hub. Dayton's draws the highest percentage of shopper traffic (45 percent) followed by JC Penney (31 percent), Carson Pirie Scott (24 percent) and Sears (22 percent).


        There is some speculation and concern about the conversion of the Carson Pirie Scott store to Mervyn's. Dayton's has made a major financial commitment to bring the chain to the Twin Cities area. The newer Mervyn's concepts are attractive stores and the merchandise will offer price points that are consistent with the profile of the trade area. Evidence of this is seen in the success of Kohl's which will be most competitive with Mervyn's.
Conclusion We have analyzed the retail
        trade history and profile of the Minneapolis MSA and in order to make reasonable assumptions as to the continued performance of the subject's trade area.

        A metropolitan and locational overview was presented which highlighted important points about the study area and demographic and economic data specific to the trade area were presented. The trade area profile discussed encompassed a zip code based analysis that was established based upon a thorough study of the competitive retail structure. Marketing information relating to these sectors was presented and analyzed in order to determine patterns of change and growth as it impacts Brookdale Center. Next we discussed the subject's retail sales history along with its forecasted performance over the near term. The given data is useful in giving quantitative dimensions of the total trade area, while our comments serve to provide qualitative insight into this market. A compilation of this data provides the basis for our projections and forecasts particular to the subject property. The following summarizes our key conclusions.

               The subject is benefitted by its location in one of the
                Country's largest metropolitan areas. Within this component of the MSA, the subject is the dominant destination retail center for a primary trade area of nearly 475,000. It is also well positioned to serve the population base which is expected to see continued increases.

               The MSA has excellent inter and intra-regional accessibility.
                The subject is benefitted by excellent regional accessibility being located approximately one mile from Interstate 94/694.

               The subject offers a cohesive merchandising mix with a modest allocation of regional and national tenants. These merchants have the benefit of stronger advertising budgets and are more familiar to shoppers which typically results in higher sales levels. Furthermore, the existing anchor mix has been proven to work in the Minneapolis marketplace by virtue of their duplication found in many area malls.

               Brookdale is attracting an older, middle to lower income
                shopper. These customers reflect national trends of making fewer shopping trips and spending less time at the mall per trip.

               While the basic demographics appear to be healthy, the
                subject's physical plant is somewhat dated and in need of upgrading. There also exists a level of uncertainty with respect to the long term effect of the two proposed malls in Maple Grove and the expansions/renovations at other area malls. To the extent that Brookdale continues its efforts of remerchandising and renovation, we expect that it will remain one of the area's competitive centers.

        Our analysis concludes that the existing and proposed merchandising mix of the mall shops, its good MSA location, and the popularity of the anchor department stores will all combine to maintain Brookdale Center's position as the dominant retail center in its principal trade area. Quite obviously, the prospect of new competition is of concern. Efforts need to be made to get Dayton's to extend its operating covenant. In addition, Sears and Carson's (Mervyn's) operating agreements expire in 1999 so efforts to extend them should begin shortly.


        THE SUBJECT PROPERTY



        The Brookdale Center Mall contains a gross occupancy area of 982,228 square feet including five anchor tenants. Anchor tenants comprise a total of 731,709 square feet. All own their own buildings while two (JC Penney and Kohl's) lease the land.

        Since our previous report, the major changes in the mall have involved the taking back of the former Carson's Throat area and the redemising of the space into in-line GLA. At the time of our inspection, three tenants (Hoff Jewelers, Regis Hair Stylist, and Champs had leased space in this section of the mall. The total cost of redevelopment of this space was reported to be approximately $1.0 million exclusive of monies to be funded for tenant improvement allowances. Other changes center around new tenant lease transactions, existing lease renewals, and tenants who have been terminated. As a result, some remodelling and renovation of tenant stores has occurred. Further discussion of these activities is included in the Income Approach of this report.

        During 1995 additional changes are planned for the mall. Probably the most dramatic will be the conversion of Carson's to Mervyn's, a division of Dayton Hudson. Dayton's acquired eight of the Minneapolis area Carson Pirie Scott stores and is planning on converting seven to the Mervyn's format.

        At the time of our inspection Sears was in the process of renovating their storefront entranceway along the main concourse.

        Brookdale continues its efforts to upgrade the mall and improve its appearance. During 1995 a number of capital projects are proposed but as of this writing, none are approved. Some of the larger projects are summarized in the following table.



                                Capital Items
                                _____________


                Category        Description                     Budget
                _______________________________________________________

                RMUs            5 Retail Merchandising          $75,000
                                Units - Arcade

                _______________________________________________________

                ACM Abatement   Tenants Turning Over            $50,000

                _______________________________________________________

                Roof            Replacement - Final Phase       $231,000
                                (section u, v, w, x, y, z)
                                (includes infra-red scan)
                ________________________________________________________

                Parking Lot     Replacement/Sealcoat Phase I    $175,000
                             (includes Zimmer Consultant Report)
                ________________________________________________________

                Parking Lot     Lot Lighting Upgrade            $600,000

                ________________________________________________________
                Parking Lot     Lot Signs                       $45,000

                ________________________________________________________
                Amenities       Common Areas (inside & out)     $75,000

                ________________________________________________________
                Structure       Remove Baffles/Paint Ceiling    $105,000

                _______________________________________________________
                Energy          Interior Lighting Retrofit      $85,000
                Conservation
                _______________________________________________________
                Structure       Bump Backs - Vacant Spaces      $25,000

                _______________________________________________________

                Total Capital Items                          $1,466,000
                _______________________________________________________



        We would also note that structurally and mechanically the improvements appear to be in average condition. However, this type of analysis is beyond our expertise and is best made by a professional engineer.



        REAL PROPERTY TAXES AND ASSESSMENTS



        The subject property is assessed by Hennepin County for the 1994 calendar year. The assessed values and tax liabilities for the property are shown below.




                                Tax Schedule
                                ____________

                                               1994            1994
                                              Assessed          Tax
        Parcel No.          Description        Value         Liabilities
        ________________________________________________________________

        02-118-21-32-0008    Main Mall       $53,403,300     $3,325,105
        ________________________________________________________________

        02-118-21-31-0055    Main Mall
                             Parking         $ 2,549,500     $  152,780
        ________________________________________________________________

        02-118-21-23-0021    Main Mall
                             Parking         $     2,900     $     180
        ________________________________________________________________

        02-118-21-31-0056    Kohl's
                            (land only)          N/A         $  165,023
        ________________________________________________________________

        02-118-21-32-0009    JC Penney
                            (land only)          N/A         $   45,894
        ________________________________________________________________

        02-118-21-32-0010   JC Penney
                            (land only)          N/A         $    9,028
        _______________________________________________________________

        Total                                                $3,698,010
        _______________________________________________________________



        Taxes in 1994 were reported to be approximately 6 percent higher than 1993. Of the $3,698,010 in tax liability in 1994, the majority or approximately $3.5 million is allocated to the mall, JC Penney and Dayton's. Carson's had been contributing to taxes however a change in their agreement last year reduced their obligation to zero.

        We are advised by management that negotiations with taxing authorities should result in a 17 percent reduction in tax liability for 1995.
        They have budgeted $3,071,700 for the coming calendar year. In view of the property's declining financial condition and the fact that tenants are not able to support tax obligations in excess of $15.00 per square foot, we believe that it is a reasonable assumption that tax relief will be granted. Thus, we have reflected the budgeted amount of $3,071,700 in our first year expense projection.


        ZONING


        The subject site is zoned C2, Commercial District by the City of Brooklyn Center. According to the ordinance, this district is designed to provide for a large concentration of comparison shopping, office, and service needs for persons residing in a densely settled suburban area. This district will allow for an intense use of land to service regional needs and will be located adjacent to high volume major thoroughfares.

        We are not experts in the interpretation of complex zoning ordinances but the property appears to be a generally conforming use based on our review of public information. The determination of compliance is beyond the scope of a real estate appraisal. However, the City of Brooklyn Center has permitted the construction of the subject to its present configuration.

        We know of no deed restrictions, private or public, that further limit the subject property's use. The research required to determine whether or not such restrictions exist, however, is beyond the scope of this appraisal assignment. Deed restrictions are a legal matter and only a title examination by an attorney or title company can usually uncover such restrictive covenants. Thus, we recommend a title search to determine if any such restrictions do exist.



        HIGHEST AND BEST USE


        According to the Dictionary of Real Estate Appraisal, Third Edition
        (1993), a publication of the American Institute of Real Estate Appraisers, the highest and best use is defined as:

        The reasonably probable and legal use of vacant land or an improved property, which is physically possible, appropriately supported, financially feasible, and that results in the highest value. The four criteria the highest and best use must meet are legal permissibility, physical possibility, financial feasibility, and maximum profitability.

        We evaluated the site's highest and best use both as currently improved and as if vacant in our original report. In both cases, the highest and best use must meet the aforementioned criteria. After considering all the uses which are physically possible, legally permissible, financially feasible and maximally productive, it is our opinion that a concentrated retail use built to its maximum feasible FAR is the highest and best use of the mall site as vacant. Similarly, we have considered the same criteria with regard to the highest and best use of the site as improved. After considering all pertinent data, it is our conclusion that the highest and best use of the site as improved is for its continued retail/ commercial use. We believe that such a use will yield to ownership the greatest return over the longest period of time.



        VALUATION PROCESS


        Appraisers typically use three approaches in valuing real property:
        The Cost Approach, the Income Approach and the Sales Comparison Approach. The type and age of the property and the quantity and quality of data effect the applicability in a specific appraisal situation.

        The Cost Approach renders an estimate of value based upon the price of obtaining a site and constructing improvements, both with equal desirability and utility as the subject property. Historically, investors have not emphasized cost analysis in purchasing investment grade properties. The estimation of obsolescence for functional and economic conditions as well as depreciation on improvements makes this approach difficult at best. Furthermore, the Cost Approach fails to consider the value of department store commitments to regional shopping centers and the difficulty of site assemblage for such properties. As such, the Cost Approach will not be employed in this analysis due to the fact that the marketplace does not rigidly trade leased shopping centers on a cost/value basis.

        The Sales Comparison Approach is based on an estimate of value derived from the comparison of similar type properties which have recently been sold. Through an analysis of these sales, efforts are made to discern the actions of buyers and sellers active in the marketplace, as well as establish relative unit values upon which to base comparisons with regard to the mall. This approach has a direct application to the subject property. Furthermore, this approach has been used to develop investment indices and parameters from which to judge the reasonableness of our principal approach, the Income Approach.

        By definition, the subject property is considered an income/investment property. Properties of this type are historically bought and sold on the ability to produce economic benefits, typically in the form of a yield to the purchaser on investment capital. Therefore, the analysis of income capabilities are particularly germane to this property since a prudent and knowledgeable investor would follow this procedure in analyzing its investment qualities. Therefore, the Income Approach has been emphasized as our primary methodology for this valuation. This valuation concludes with a final estimate of the subject's market value based upon the total analysis as presented herein.


Methodology


        The Sales Comparison Approach allows the appraiser to estimate the value of real estate by comparing recent sales of similar properties in the surrounding or competing area to the subject property. Inherent in this approach is the principle of substitution, which holds that "when a property is replaceable in the market, its value tends to be set at the cost of acquiring an equally desirable substitute property, assuming that no costly delay is encountered in making the substitution."

        By analyzing sales that qualify as arms-length transactions between willing, knowledgeable buyers and sellers, market value and price trends can be identified. Comparability in physical, locational, and economic characteristics is an important criterion when comparing sales to the subject property. The basic steps involved in the application of this approach are as follows:

        (1) Research recent, relevant property sales and current offerings throughout the competitive marketplace;

        (2) Select and analyze properties considered most similar to the subject, giving consideration to the time of sale, change in economic conditions which may have occurred since date of sale, and other physical, functional, or locational factors;

        (3) Reduce the sales price to a common unit of comparison, such as price per square foot of gross leasable area that is to be sold;

        (4) Make appropriate adjustments between the comparable properties and the property appraised;

        (5) Identify sales which include favorable financing and calculate the cash equivalent price;

        (6) Interpret the adjusted sales data and draw a logical value conclusion.


        The most widely-used and market-oriented units of comparison for properties such as the subject are the sale price per square foot of gross leasable area (GLA) purchased and the overall capitalization rate extracted from an analysis of the sale. An analysis of the inherent sales multiple also lends additional support to this overall methodology.


Market Overview


The typical purchaser of properties of the subject's caliber includes both foreign and domestic insurance companies, large retail developers, pension funds, and real estate investment trusts (REIT's). The large capital requirements necessary to participate in this market and the expertise demanded to successfully operate an investment of this type, both limit the number of active participants and, at the same time, expand the geographic boundaries of the marketplace to include the international arena. Due to the relatively small number of market participants and the moderate amount of quality product available in the current marketplace, strong demand exists for the nation's quality retail developments.

        In recent years, interest in selling Class A properties had been tempered by illiquidity in financing purchases because of persisting post recessionary worries, lack of lending by banks that had been or continue to have financial troubles, and a general lack of interest in real estate as a prime investment vehicle. All of these factors have operated to raise yield and capitalization rates for those few players currently in the marketplace for Class A properties. Class B shopping centers have been more seriously impacted according to buyers and sellers, making few transactions probable as the product is withheld from the marketplace, or if offered, tends to be unrealistically priced based upon current economic conditions.

        Most institutional grade retail properties are existing, seasoned centers with good inflation protection. These centers offer stability in income and are strongly positioned to the extent that they are formidable barriers to new competition. Equally important are centers which offer good upside potential after face-lifting, renovations, or expansion. With new construction down substantially, owners have accelerated their renovation and remerchandising programs. Little competition from over-building is likely in most mature markets within which these centers are located. Environmental concerns and "no-growth" mentalities in communities are now serious impediments to new retail developments.

        The re-emergence of real estate investment trusts (REITs) has helped to provide liquidity within the real estate market, pushing demand for well-tenanted, quality property, particularly super-regional malls. Currently, REITs are one of the most active segments of the industry and are particularly attractive to institutional investors due to their liquidity. Real Estate Investment Trust Market to date, the impact of REITs on the regional mall investment market is not yet clear since the majority of Initial Property Offerings (IPOs) involving regional malls did not enter the market until the latter part of 1993 and early 1994. It is noted, however, that REITs have dominated the investment market for apartment properties and are expected to play a major role in retail properties as well. While many of the country's best quality malls have recently been offered in the public market, this heavily capitalized marketplace has provided sellers with an attractive alternative to the more traditional market for regional malls. The pricing of REITs and the elimination of a significant portion of the supply of quality regional malls could continue to favorably impact sellers of this property type. During the past year, a number of institutional investors have either become more aggressive in terms of acceptable returns, or have been eliminated from this component of the matter.

        There are currently more than 230 REITs in the United States, about
        77.0 percent (178) which are publicly traded. The advantages provided by REITs, in comparison to more traditional real estate investment opportunities, include the diversification of property types and location, increased liquidity due to shares being traded on major exchanges, and the exemption from corporate taxes when 95.0 percent of taxable income is distributed.

        There are essentially three kinds of REITs which can either be "open-ended", or Finite-life (FREITs) which have specified liquidation dates, typically ranging from eight to fifteen years.

                Equity REITs center around the ownership of properties where ownership interests (shareholders) receive the benefit of returns from the operating income as well as the anticipated appreciation of property value. Equity REITs typically provide lower yields than other types of REITs, although this lower yield is theoretically offset by property appreciation.

               Mortgage REITs invest in real estate through loans.  The return to shareholders is related to the interest rate for mortgages placed by the REIT.

               Hybrid REITs combine the investment strategies of both the equity and mortgage REITs in order to diversify risk.

        During 1993, Hybrid REITs yielded an average of 7.28 percent as compared with Equity REITs at 6.30 percent and Mortgage REITs at 10.44 percent. The chart on the facing page summarizes the historic annual yield rates and overall return performance of REITs for the past ten years.

        Equity REITs clearly dominate the publicly traded marketplace, with an
        80.0 percent share of the total market in terms of total capital. As of November 1993, total market capital amounted to $30.026 billion, nearly a 15.0 percent increase over the August 1993 figure of $26.185 billion. Capital invested in equity REITs has increased dramatically as well. In 1992, five equity REITs raised $726.0 million in capital, while in 1993, forty three equity REITs raised $8.616 billion in capital.

        The significant increase in equity REIT capital investment exhibited during the past two years has continued during the first portion of 1994, with ten new equity REIT offerings through the first eight weeks, and $1,520.4 million in total capital being raised. An additional ten REIT IPOs are currently in Registration with the SEC as of February 1994.

        The annual yields for all REITs have declined during the past four years, to an average annualized yield of 6.94 percent overall for 1993. The average annualized returns for the most recent two-year period are below the levels of the past ten years. The influx of capital into REITs has provided property owners with a significant alternative marketplace of investment capital and resulted in a considerably more liquid market for real estate. A number of "non-traditional" REIT buyers, such as utility funds and equity/income funds, established a major presence in the market during 1993, and there is strong evidence that public pension plans (including CalPers) have committed or will soon commit significant capital to REIT investment.

        Although the REIT market is volatile and has historically experienced rapid increases and declines in pricing and returns, the lower yields and substantial price appreciation during the past year has placed upward pressure on values and pricing for more traditional (non-REIT)
        real estate transactions.   The lower yields acceptable for equity
        REITs incorporates the marketplace's perception that real estate is in a recovery mode, which is expected to result in continued price appreciation to offset the lower initial yields. While the market and property specific due diligence used by the underwriters of the REIT offerings does not necessarily mirror the more thorough process used by more traditional institutional investors in real estate, the existence of this marketplace could continue to drive property values upward for the near term, particularly if inflation increases noticeably.


Regional Mall REITs


        The accompanying exhibit "Analysis of Regional Mall REITs" summarizes the basic characteristics of seven REITs and one publicly traded real estate operating company (Rouse Company) comprised exclusively or predominately of regional mall properties. Excluding the Rouse Company
        (ROUS), the IPOs have all been completed since November 1992. The Taubman (TCO) REIT IPO in November 1992 represented the first equity REIT specializing in the ownership, management, and development of enclosed regional mall shopping centers. Prior to the Taubman offering, the public market for regional malls was limited to the Rouse Company public offering. Six additional IPO's of equity REITs, primarily involving enclosed regional shopping malls, have been completed during the period November 1992 through December 1993. The public equity market capitalization of the six REIT's (excluding Rouse and DeBartolo) totalled $3.3 billion as of February 1994, and, combined with restricted operating partnership units, totalled $6.9 billion. Including equity, debt, and partnership units, the total capitalization of these six REITs represented approximately $14 billion according to Solomon Brothers. The combined leasable area owned and operated by the six REITs represents approximately 10.0 percent of the total regional mall inventory in the United States. Including the Rouse Company portfolio and the April 1994 IPO by DeBartolo Realty Corporation (involving 51 additional regional malls with a combined leasable area of approximately 44.5 million square feet), the eight public offerings included on the summary have a total of 260 regional or super regional malls with a combined leasable area of approximately 200 million square feet. This figure represents more than 14.0 percent of the total
        national supply of this product type.   A number of other REITs (not
        included on summary) that are not exclusively or predominately comprised of regional malls also include numerous additional regional and super regional mall product within the larger offering. The eight companies summarized on the exhibit are among the largest and best capitalized domestic real estate equity securities, and are considerably more liquid than more traditional real estate related investments. Excluding the Rouse Company, however, these companies have been publicly traded for only a short period, and there is not an established track record. Regional mall REITs experienced a "price correction" during November and December of 1993 (as did most equity REITs), but the market rallied during the first quarter of 1994. The current (end of first quarter 1994) investment market concerns regarding inflation have created a better environment for some equity REITs, which theoretically will benefit from inflation and corresponding property value increases. The DeBartolo Company IPO during April 1994 (originally planned for year-end 1993) was well received by the marketplace and was perceived by many investors as a "hedge" against inflation concerns. The impact of this alternative market for regional malls on the traditional investment for this type of asset is not yet clear. As noted previously, the multi-family REITs, which are more established in the public markets than the mall REITs, have had a significant impact on the investment market for quality apartment product. The effective removal of a large percentage of the total supply of regional mall product nationally from the non-public investment sector should alter the supply and demand balance in favor of current mall ownerships, effectively stabilizing or increasing values for malls that satisfy REIT criteria. The following analysis of comparable regional mall transactions suggests that the investment market for this type of asset has stabilized during the past year, following a downward trend in investment criteria during 1991 and 1992. The component of this stabilized trend attributable to the recent REIT formations is not quantifiable, but the emergence of this alternative marketplace logically should have a positive impact on regional mall values for the near term.



Investment Criteria


        Investment criteria for mall properties range widely. A more complete discussion of investment indices can be found in the "Income Approach" section of this report. This discussion details our use of capitalization and yield rates for the subject property in relation to the sales presented herein as well as an overview of current investors' criteria.

        Most retail properties that are considered institutional grade are existing, seasoned centers with good inflation protection that offer stability in income and are strongly positioned to the extent that they are formidable barriers to new competition. Equally important are centers which offer good upside potential after face-lifting, renovations, or expansion. With new construction down substantially, owners have accelerated renovation and re-merchandising programs. Little competition from over-building is likely in most mature markets within which these centers are located. Environmental concerns and "no-growth" mentalities in communities are now serious impediments to new retail development.

        Equitable Real Estate Investment Management, Inc. reports in their Emerging Trends in Real Estate - 1995 that their respondents give retail investments reasonably good marks for 1995. It is estimated that the bottom of the market for retail occurred in 1993. During 1994, value changes for regional malls and power centers is estimated to be 1.4 and 3.5 percent, respectively. Other retail property should see a rise of 1.7 percent in 1994. Forecasts for 1995 show regional malls leading the other retail categories with a 2.8 percent increase. Power centers and other retailers are expected to have increases of 2.6 and 2.2 percent, respectively. Long term prospects (1995-2005) for regional malls fare the best for all retail properties which is expected to outstrip total inflation (4.0 percent) with a 43 percent gain.

        The bid/deal spread has narrowed due to a pick up in transactions. On average, the bid/ask spread for retail property is 60 to 70 basis points, implying a pricing gap of 5 to 10 percent.



                Capitalization Rate Bid/Ask Characteristics (%)
                _______________________________________________

        Type            Bid        Ask        Bid/Ask Spread        Deal
        ________________________________________________________________

        Regional Mall   8.1        7.3             .8                7.5

        Power Center    9.3        8.7             .6                8.8

        Other           9.7        9.1             .6                9.3

        ________________________________________________________________


        Prospects for regional malls and smaller retail investments are tempered by the choppy environment featuring increased store competition and continued shakeout. Population increases are expected to be concentrated in lower income households, not the middle to upper income groups. Through the balance of the 1990s, retail sales are expected to outpace inflation on an annual basis of only 2 percent. Thus, with a maturing retail market, store growth and mall investment gains will come at the expense of competition.

        Emerging Trends sees a 15 to 20 percent reduction in the number of malls nationwide before the end of the decade. The report goes on to cite that after having been written off, department stores are emerging from the shake-out period as powerful as ever. Many of the nations largest chains are reporting impressive profit levels, part of which has come about from their ability to halt the double digit sales growth of the national discount chains. Mall department stores are aggressively reacting to power and outlet centers to protect their market share. Department stores are frequently meeting discounters on price.

        Despite the competitive turmoil, Emerging Trends, interviewees remain moderately positive about retail investments.

        The RUSSELL-NCREIF Property Index represents data collected from the Voting Members of the National Council of Real Estate Investment Fiduciaries. As shown in the following table, data through the third quarter of 1994 shows that the retail index posted a positive 1.67 percent increase in total return. This performance exceeded the general index total return of 1.49 percent. Despite the decline in the aggregate or general market index returns, retail has shown an improvement in total return of 54 basis points, a moderate-to-low improvement in income returns of 7 basis points and an appreciation gain of 48 basis points. Retail properties ranked third out of the five property types in the index, up from fifth place in the previous quarter.


                                Retail Property Returns
                                Russell - NCREIF Index
                                Third Quarter 1994 (%)
                                ______________________


        Period            Income    Appreciation      Total    Change in CPI


        3rd Qtr. 1994     1.94        - .26           1.67          .94


        2nd Qtr. 1993     1.87        - .74           1.13          .50


        One Year          7.82        -2.11           5.59         2.86


        Three Years       7.36        -5.90           1.13         2.81


        Five Years        6.98        -4.20           2.56         3.59

        _____________________________________________________________________
        Ten Years         7.08          .33           7.42         3.57

        ______________________________________________________________________
        Source: Real Estate Performance Report (3rd Quarter 1994) National
                Council of Real Estate Investment Fiduciaries and Frank Russell Company




        It is noted that the positive total return has been partially affected by the capital return component which continues to be negative for the last five years. Finally, it is important to point out that retail has outperformed the overall index over the past fifteen years as well as every other property type surveyed. Compared to the CPI, it has performed particularly well.

        Evidence has shown that mall property sales which include anchor stores have lowered the square foot unit prices for some comparables, and have affected investor perceptions. In our discussions with major shopping center owners and investors, we learned that capitalization rates and underwriting criteria have become more sensitive to the contemporary issues affecting department store anchors. Traditionally, department stores have been an integral component of a successful shopping center and, therefore, of similar investment quality if they were performing satisfactorily.

        During the 1980's a number of acquisitions, hostile take-overs and restructurings occurred in the department store industry which changed the playing field forever. Weighted down by intolerable debt, combined with a slumping economy and a shift in shopping patterns, the end of the decade was marked by a number of bankruptcy filings unsurpassed in the industry's history. Evidence of further weakening continued into 1991-1992 with filings by such major firms as Carter Hawley Hale, P.A. Bergner & Company, and Macy's. In early 1994, Woodward & Lothrop announced a bankruptcy involving two department store divisions that dominate the Philadelphia and Washington D.C. markets. More recently, however, department stores have been reporting a return to profitability resulting from increased operating economies and higher sales volumes. Sears, once marked by many for extinction, has more recently won the praise of analysts. However, their cost cutting was deep and painful as it involved closure to nearly 100 stores.
        Federated Department Stores has also been acclaimed as a text book example on how to successfully emerge from bankruptcy. They have recently merged with Macy's to form one of the nation's largest department store companies with sales in excess of $13.0 billion dollars.

        With all this in mind, investors are looking more closely at the strength of the anchors when evaluating an acquisition. Most of our survey respondents were of the opinion that they were indifferent to acquiring a center that included the anchors versus stores that were independently owned if they were good performers. However, where an acquisition includes anchor stores, the resulting cash flow is typically segregated with the income attributed to anchors (base plus percentage rent) analyzed at a higher cap rate then that produced by the mall shops.



Property Sales


        The 46 sales (1991-94) presented in this analysis show a wide variety of prices on a per unit basis, ranging from $95 per square foot up to $556 per square foot of total GLA purchased. Alternatively, the overall capitalization rates that can be extracted from each transaction range from 5.60 percent to 10.29 percent. One obvious explanation for the wide unit variation is the inclusion or exclusion of anchor store square footage which has the tendency to distort unit prices for some comparables. Other sales include only mall shop area where small space tenants have higher rents and higher retail sales per square foot. A shopping center sale without anchors, therefore, gains all the benefits of anchor/small space synergy without the purchase of the anchor square footage. This drives up unit prices to over $250 per square foot, with most sales over $300 per square foot of salable area.

        Data through 1994 shows 7 confirmed transactions with an average unit rate of $182 per square foot. We do recognize that the survey is skewed by the size of the sample and the quality of the product which transferred, which is viewed, on average, as being inferior to many of the properties which sold during 1991-1993. As of this writing, we have been unable to confirm several other transactions which we feel will serve to change the averages cited herein.

        The fourteen sales included for 1991 show an average price per square foot sold of $264 and a mean of $282. On the basis of mall shop GLA sold, these sales present an average price of $358 per square foot and a mean of $357. Capitalization rates range from 5.60 to 7.82 percent with an overall mean of 6.44 percent. The mean terminal capitalization rate is approximately 100 basis points higher, or 7.33 percent. Yield rates range between 10.75 and 13.00 percent, with a mean of 11.52 percent for those sales reporting IRR expectancies.

        In 1992, the eleven transactions display prices ranging from $136 to $511 per square foot of GLA sold, with a weighted average of $239 and a mean of $259 per square foot. For mall shop area sold, the 1992 sales suggest a mean price of $320 per square foot. Capitalization rates range between 6.00 and 7.97 percent with the mean cap rate calculated at 7.31 percent for 1992. For sales reporting a going-out cap rate, the mean is shown to be 7.75 percent. Yield rates again range from
        10.75 to around 12.00 percent with a mean of 11.56 percent.

        For 1993, a total of fourteen transactions have been tracked. These sales show an overall weighted average sale price of $250 per square foot based upon total GLA sold and $394 per square foot based solely upon mall GLA sold. The respective means equate to $265 and $383 per square foot for total GLA and mall shop GLA sold, respectively. Capitalization rates continued to rise in 1993, showing a range between
        7.00 and 9.00 percent. The overall mean has been calculated to be 7.65 percent. For sales reporting estimated terminal cap rates, the mean is equal to 7.78 percent. Yield rates for 1993 sales range from 10.75 to
        12.50 percent with a mean of 11.49 percent for those sales reporting IRR expectancies. On balance, the year was notable for the number of dominant Class A malls which transferred. Some of the more prominent deals include:

        Sale 93-1, The Galleria at Ft. Lauderdale, was purchased in December of 1993 by a pension fund advisor for an institutional investor. The property achieved an OAR of 7.47 percent and is considered to be a strong mall with good growth potential.

        Sale 93-2 involved the Kenwood Towne Centre, Cincinnati's high end fashion mall anchored by Lazarus, McAlpin's and Parisian. Sales were forecasted in excess of $400 per square foot in 1994.

        Sale 93-4 was a year end deal in which Homart sold their 50 percent interest in the Arden Fair Mall in Sacramento, California. This is considered to be one of Homart's best malls, having recently undergone a major renovation and expansion. Arden Fair is Sacramento's dominant mall, achieving a 7.00 percent cap at sale.

        Sale 93-5 involved the Fiesta Mall, a dominant mall in the Phoenix area. The mall was acquired by L&B Group for an undisclosed investment fund. The high unit price per square foot and low capitalization rate are indicative of the Fiesta Mall's strong market appeal.

        Sale 93-6 is the Coronado Center, the dominant super-regional mall in Albuquerque, New Mexico. The property reported average mall shop sales of $250 per square foot at sale and achieved a reported OAR of 7.30 percent.

        Sale 93-7 was the purchase of the remaining interest (29.5 percent) in a strong super-regional mall in suburban Portland, Oregon. A pension fund purchased this interest at a reported cap rate of 7.75 percent, reflective of the minority position of the buyer.

        Sale 93-8 The Garden State Plaza sold in July 1993 at an implied OAR of
        7.40 percent. This is one of the truly dominant regional malls in the country which sold to a Dutch pension fund. The implied 100 percent purchase price was nearly twice the size of the next largest deal.

        Sale 93-10 is the Carolina Place in Charlotte, North Carolina which sold in June 1993 at an overall rate of 7.11 percent. This is a high profile property which sold to a New York State pension fund after 15 months of negotiations.

        Sale 93-12 was sold by DeBartolo to the same Dutch pension fund purchasing the Garden State Plaza. The Florida Mall sold in March of 1993 at a cap rate of 7.48 percent. With mall shop sales of $447 per square foot, this was one of DeBartolo's best producing malls. During 1994 many of the closed transactions have involved second and third tier malls with investment characteristics substantially below the subject property. Probably the most significant sale involved the Riverchase Galleria, a 1.2 million square foot center in Hoover, Alabama. LaSalle Partners purchased the mall of behalf of the Pennsylvania Public School Employment Retirement System for $175.0 million. The reported cap rate was approximately 7.4 percent. Another significant deal involved Strafford Square, a six anchor mall in the Chicago area which sold for a 7.5 percent cap rate.

        While these unit prices implicitly contain both the physical and economic factors affecting the real estate, the statistics do not explicitly convey many of the details surrounding a specific property. Thus, this single index to the valuation of the subject property has limited direct application. For those centers selling just mall shop GLA, prices range from approximately $203 to $556 per square foot of salable area. In 1991, the mean for these transactions was $337 per square foot. In 1992, the mean for the three sales was $381 per square foot. In 1993, the sale of the mall shop space only shows a mean of $351 per square foot. In 1994, the mean fell to $189 per square foot. The following table depicts this data.



                                        CHART A
                                  Regional Mall Sales
                             Involving Mall Shop Space Only
                             ______________________________

             1991               1992                1993             1994
    _________________________________________________________________________
          Unit  NOI          Unit   NOI         Unit  NOI         Unit  NOI
    Sale# Rate per SF  Sale# Rate  per SF Sale# Rate per SF Sale# Rate per SF
    _________________________________________________________________________

    91- 1 $257 $15.93  92- 2 $348 $25.27 93- 1* $355 $23.42 94-5 $136 $14.00
    _________________________________________________________________________
    91- 2 $232 $17.65  92- 9 $511 $33.96 93- 4  $471 $32.95 94-7 $241 $18.16
    _________________________________________________________________________
    91- 5 $203 $15.89  92-11 $283 $19.79 93- 5  $396 $28.88
    _________________________________________________________________________
    91-6 $399 $24.23                     93- 7 $265 $20.55
    _________________________________________________________________________
    91- 7 $395 $24.28                    93-14  $268 $19.18
    _________________________________________________________________________
    91-8 $320 $19.51
    _________________________________________________________________________
    91-10 $556 $32.22
    _________________________________________________________________________

    Mean  $337 $21.39  Mean  $381 $26.34  Mean  $351 $25.00      $189 $16.08
    _________________________________________________________________________

    * Sale included peripheral GLA.
    _________________________________________________________________________

   1991               1992                1993             1994



    Alternately, where anchor store GLA has been included in the sale, the unit rate is shown to range widely from $108 to $385 per square foot of salable area, indicating a mean of $227 per square foot in 1991, $213 per square foot in 1992, $221 per square foot in 1993, and $181 per square foot in
    1994.   The chart following depicts this data.


                                    Chart B
                               Regional Mall Sales
                      Involving Mall Shops and Anchor GLA

    _________________________________________________________________________
          Unit  NOI          Unit   NOI         Unit  NOI         Unit  NOI
    Sale# Rate per SF  Sale# Rate  per SF Sale# Rate per SF Sale# Rate per SF
    _________________________________________________________________________

    91- 3 $156 $11.30  92- 1 $258 $20.24 93- 2* $225 $17.15 94-1 $112 $ 9.89
    _________________________________________________________________________
    91- 4 $228 $16.50  92- 3 $197 $14.17 93- 3  $135 $11.14 94-2 $166 $13.86
    _________________________________________________________________________
    91- 9 $193 $12.33  92- 4 $385 $29.43 93- 6  $224 $16.39 94-3 $ 95 $ 8.57
    _________________________________________________________________________
    91-11 $234 $13.36  92-5  $182 $14.22 93- 8  $279 $20.66 94-4 $155 $13.92
    _________________________________________________________________________
    91-12 $287 $17.83  92-6  $203 $16.19 93- 9* $289 $24.64 94-6 $378 $27.99
    _________________________________________________________________________
    91-13 $242 $13.56  92-7  $181 $13.60 93-10  $194 $13.77
    _________________________________________________________________________
    91-14 $248 $14.87  92-8  $136 $ 8.18 93-11  $108 $ 9.75
    _________________________________________________________________________
                       92-10 $161 $12.07 93-12  $322 $24.10
    _________________________________________________________________________
                                         93-13  $214 $16.57
    _________________________________________________________________________

    Mean  $227 $14.25  Mean  $213 $16.01  Mean  $221 $17.13      $181 $14.85
    _________________________________________________________________________

    * Sale included peripheral GLA.
    _________________________________________________________________________



Analysis of Sales

        We have presented a summary of recent transactions (1991-1994) involving regional and super-regional-sized retail shopping malls from which price trends may be identified for the extraction of value parameters. These transactions have been segregated by year of acquisition so as to lend additional perspective on our analysis. Comparability in both physical and economic characteristics are the most important criteria for analyzing sales in relation to the subject property. However, it is also extremely important to recognize the fact that regional shopping malls are distinct entities by virtue of age and design, visibility and accessibility, the market segmentation created by anchor stores and tenant mix, the size and purchasing power of the particular trade area, and competency of management. Thus, the "Sales Comparison Approach", when applied to a property such as the subject can, at best, only outline the parameters in which the typical investor operates. The majority of sales transferred either on an all cash (100 percent equity) basis or its equivalent utilizing market-based financing. Where necessary, we have adjusted the purchase price to its cash equivalent basis for the purpose of comparison.

        As suggested, sales which include anchors typically have lower square foot unit prices. In our discussions with major shopping center owners and investors, we learned that capitalization rates and underwriting criteria have become more sensitive to the contemporary issues dealing with the department store anchors. As such, investors are looking more closely than ever at the strength of the anchors when evaluating an acquisition.

        As the reader shall see, we have attempted to make comparisons of the transactions to the subject primarily along economic lines. For the most part, the transactions have involved dominant or strong Class A centers in top 50 MSA locations which generally have solid, expanding trade areas and good income profiles. It is noted that, when viewed in terms of unit sales productivity (sales per square foot of mall shop
        GLA), the subject would rank near the mid point of the range exhibited which implicitly lends insight into this analysis.

        Because the subject is theoretically selling only mall shop GLA and owned department stores, we will look at the recent sales involving both types in Chart A more closely. As a basis for comparison, the subject has a calendar year 1995 NOI of $21.84 per square foot, based upon 201,561 square feet of owned GLA. The derivation of the subject's projected first year (CY 1995) net operating income is presented in the "Income Approach" section of this report. With NOI of $21.84 per square foot, the subject falls at the mid-point of the range exhibited by the comparable sales. These sales display an NOI range of $16.08 to $26.34 per square foot over the past four years. The mean NOI for the specific transactions in 1991 was $21.39 per square foot. In 1992 we track the mean to be $26.34 per square foot. The 1993 transactions show a mean net income of $25.00 per square foot and in 1994 it was $16.08 per square foot of total GLA sold.

        Since the income that an asset will produce has direct bearing on the price that a purchaser is willing to pay, it is obvious that a unit price which falls above the range indicated by the comparables would be applicable to the subject. As articulated, the mean sale price for these comparable sales ranges between $181 and $227 per square foot of GLA sold. The subject's anticipated net income can be initially compared to the composite mean of the annual transactions in order to place the subject in a frame of reference. This is shown on the following chart.


        Sales Year     Mean NOI (A)     Subject Forecast (B)    Subject Ratio
        _____________________________________________________________________
           1991          $21.39              $21.84                102%
        _____________________________________________________________________

           1992          $26.34              $21.84                 83%
        _____________________________________________________________________
           1993          $25.00              $21.84                 87%
        _____________________________________________________________________

           1994          $16.08              $21.84                136%
        ____________________________________________________________________



        With first year NOI forecasted at approximately 83 to 136 percent of the mean of these sales in each year, the unit price for the subject property would be expected to fall within a relative range.

	Net Income Multiplier Method

        Many of the comparables were bought on expected income, not gross leasable area, making unit prices a somewhat subjective reflection of investment behavior regarding regional malls. In order to quantify the appropriate adjustments to the indicated per square foot unit values, we have compared the subject's first year pro forma net operating income to the pro forma income of the individual sale properties. In our opinion, a buyer's criteria for the purchase of a retail property is predicated primarily on the property's income characteristics.
        Thus, we have identified a relationship between the net operating income and the sales price of the property. Typically, a higher net operating income per square foot corresponds to a higher sales price per square foot. Therefore, this adjustment incorporates factors such as location, tenant mix, rent levels, operating characteristics, and building quality.

        Provided below, we have extracted the net income multiplier from each of the improved sales. The equation for the net income multiplier
        (NIM), which is the inverse of the equation for the capitalization rate
        (OAR), is calculated as follows:


			NIM   =			Sales Price
                                                Net Operating Income

        We have included only the more recent sales data (1993/1994).


                NOI AS A FUNCTION OF $/SF
                _________________________

        Sale Number     NOI/SF       Sales Price/SF
        _____________________________________________

        93- 1           $23.42          $355
        93- 4           $32.95          $471
        93- 5           $28.88          $396
        93- 7           $20.55          $265
        93-14           $19.18          $268
        94- 5           $14.00          $136
        94- 7           $18.16          $241
        _____________________________________________


        The range of net income multipliers and going-in capitalization rates exhibited by the various regional mall sales are summarized on the following table.




                     Net Income Multiplier
                     _____________________

                        Going-In             Net Income
        Sale       Capitalization Rate       Multiplier
        _______________________________________________


        93- 1           7.47%                   15.2
        93- 4           7.00%                   14.3
        93- 5           7.29%                   13.7
        93- 7           7.75%                   12.9
        93-14           7.16%                   14.0
        94- 5          10.29%                    9.7
        94- 7           7.53%                   13.3
        ______________________________________________


        Valuation of the subject property utilizing the net income multipliers
        (NIM) from the comparable properties accounts for the disparity of the net operating incomes ($NOI's) per square foot between the comparables and the subject. Within this technique, each of the adjusted NIM's are multiplied by the $NOI per square foot of the subject, which produces an adjusted value indication for the subject. The net operating income per square foot for the subject property is calculated as the first year of the holding period, as detailed in the Income Approach section of this report.


                        Adjusted Unit Rate Summary
                        __________________________


        Sale       Net Income       Subject       Indicated
        No.        Multiplier       NOI $/SF      Price $/SF
        ____________________________________________________
        93- 1         15.2           $21.84        $332

        93- 4         14.3           $21.84        $312

        93- 5         13.7           $21.84        $299

        93- 7         12.9           $21.84        $282

        93-14         14.0           $21.84        $306

        94- 5          9.7           $21.84        $212

        94- 7         13.3           $21.84        $290
        _______________________________________________

        Overall
        Average       13.3                         $290
        _______________________________________________



        From the process above, we see that the indicated net income multipliers range from 9.7 to 15.2 with a mean of 13.3. The adjusted unit rates range from $212 to $332 per square foot of owned GLA.

        We recognize that the sale price per square foot of gross leasable area, including land, implicitly contains both the physical and economic factors of the value of a shopping center. Such statistics by themselves, however, do not explicitly convey many of the details surrounding a specific income producing property like the subject. Nonetheless, the process we have undertaken here is an attempt to quantify the unit price based upon the subject's income producing potential.

        We see that while the subject's net income ranks at the mid-point of the sale transactions. Furthermore, we recognize that most of these transactions involved dominant, Class A malls with good income growth potential. On balance, we would characterize the subject as less desirable than these sales which would warrant a unit rate at the low end of the range. Considering the characteristics of the subject relative to the above, we believe that a unit rate range of $225 to $235 per square foot is appropriate. Applying this unit rate range to the 201,561 square feet of owned GLA results in a value of approximately $45,350,000 to $47,350,000 for the subject as shown below.


		201,561 SF	201,561 SF
                x     $225      x     $235
		$45,351,225	$47,366,835

	Estimated Value - Market Sales Unit Rate Comparison
                   $45,350,000 to $47,350,000


Sales Multiple Method

        Arguably, it is the mall shop GLA sold and its intrinsic economic profile that is of principal concern in the investment decision process. On the basis of mall shop GLA sold, the transactions for this category show unit rates ranging from $136 to nearly $556 per square foot. A myriad of factors influence this rate, perhaps none of which is more important than the sales performance of the mall shop tenants. Accordingly, the abstraction of a sales multiple from each transaction lends additional perspective to this analysis.

        The sales multiple measure is often used as a relative indicator of the reasonableness of the acquisition price. As a rule of thumb, investors will look at a sales multiple of 1.0 as a benchmark, and will look to keep it within a range of .75 to 1.25 times mall shop sales performance unless there are compelling reasons why a particular property should deviate.

        The sales multiple is defined as the sales price per square foot of mall GLA divided by average mall shop sales per square foot. As this reasonableness test is predicated upon the economics of the mall shops, technically, any income (and hence value) attributed to anchors that are acquired with the mall as tenants should be segregated from the transaction. As an income (or sales) multiple has an inverse relationship with a capitalization rate, it is consistent that, if a relatively low capitalization rate is selected for a property, it follows that a correspondingly above-average sales (or income) multiple be applied. In most instances we are not privy to the anchor's contributions to net income. As such, the sales multiples reported may be slightly distorted to the extent that the imputed value of the anchor's contribution to the purchase price has not been segregated.


                               Sales Multiple Summary
                               ______________________

                              Sale No.        Multiple
                              ________________________

                               93- 1            .92
                               93- 4           1.16
                               93- 5           1.16
                               93- 7            .88
                               93-14           1.09
                               94- 5            .72
                               94- 7            .93
                               ______________________
                               Mean             .98
                               ______________________



        The fourteen sales that are being compared to the subject show sales multiples that range from .72 to 1.16 with a mean of about .98. As is evidenced, the more productive malls with higher sales volumes on a per square foot basis tend to have higher sales multiples. Furthermore, the higher multiples tend to be in evidence where an anchor(s) is included in the sale.

        Based upon forecasted 1994 performance, together with our assumption that sales will decline by 1.5 percent, the subject is projected to produce comparable sales equal to approximately $262 per square foot in 1995 for all tenants.

        In the case of the subject, the overall capitalization rate being utilized for this analysis is considered to be slightly above the mean exhibited by the comparable sales. As such, we would be inclined to utilize a multiple below the mean indicated by the sales. As such, we will utilize a lower sales multiple to apply to just the mall shop space. Applying a ratio of, say, .80 to .85 to the forecasted sales of $262 per square foot, the following range in value would be indicated.

        Unit Sales Volume (Mall Shops)  $             262  $       262
        Sales Multiple                  x             .80  x       .85
        Adjusted Unit Rate              $             210  $       223

        Mall Shops GLA                  x   201,561        x   201,561
        Value Indication                $42,328,000        $44,948,000


        The analysis shows an adjusted value range of approximately $42.3 to $44.9 million. Inherent in this exercise are mall shop sales which are projections based on our investigation into the market which might not fully measure investor's expectations. It is clearly difficult to project with any certainty what the mall shops might achieve in the future. While we may minimize the weight we place on this analysis, it does, nonetheless, offer a reasonableness check against the other methodologies. We have also considered in this analysis the fact that anchor tenants (JC Penney and Kohl's) contribute approximately $359,900 in revenues in 1995. These revenues comprise ground rent obligations and percentage rent. If we were to capitalize this revenue separately at a 10 percent rate, the resultant effect on value is approximately $3.6 million.

        Arguably, department stores have qualities that add certain increments of risk over and above regional malls, wherein risk is mitigated by the diversity of the store types. A recent Cushman & Wakefield survey of free-standing retail building sales consisting of net leased discount department stores, membership warehouse clubs, and home improvement centers, displayed a range in overall capitalization rates between 8.9 and 10.9 percent with a mean of approximately 9.6 percent. All of the sales occurred with credit worthy national tenants in place. The buildings ranged from 86,479 to 170,000 square feet and were located in high volume destination retail areas.

        Trends indicate that investors have shown a shift in preference to initial return and, as will be discussed in a subsequent section, overall capitalization rates have been showing increases over the past several years. Moreover, when the acquisition of a shopping mall includes anchor department stores, investors will typically segregate income attributable to the anchors and analyze these revenues with higher capitalization rates than those revenues produced by the mall shops. Therefore, based upon the preceding discussion, it is our opinion that overall capitalization rates for department stores are reasonably reflected by a range of 9.5 to 10.5 percent.

        Therefore, adding the anchor income's implied contribution to value of $3.6 million, the resultant range is shown to be approximately $45.9 to $48.5 million. Giving consideration to all of the above, the following value range is warranted for the subject property based upon the sales multiple analysis.

                        Estimated Value - Sales Multiple Method
                        Rounded to $46,000,000 to $48,500,000


Conclusion

        We have considered all of the above relative to the physical and economic characteristics of the subject. It is difficult to relate the subject to comparables that are in such widely divergent markets with different cash flow characteristics. The subject does best fit the profile of an older mall that is merchandised well to meet the needs of its trade area. We do note that the subject's upside potential appears good as the lease-up of the vacant space and the repositioning of tenants continues. Much of the vacancy is attributed to the space taken back in the Carson's Throat strategy. As will be seen in the Income Approach, NOI in the first full year of investment, 1995 is almost 8.0 percent below 1996 levels. Furthermore, NOI is projected to increase by an additional 5.0 percent in 1997. As such, we see good near term upside potential in the mall.

        We recognize that an investor would view the subject's position as being vulnerable to new competition. The subject is located in an area that has declined somewhat in recent years in terms of its demographics. While its principal trade area cites continued population, household and income growth, the positive changes are occurring in the more outlying communities where new competition is proposed. Furthermore, the physical condition of the mall is nearing the stage when some significant capital expenditures are needed to maintain its market share at the minimum. Finally, Dayton's operating covenant expires in 1996 and there will likely be some expenditure on ownership's part in order to induce them to stay.

        After considering all of the available market data in conjunction with the characteristics of the subject property, the indices of investment that generated our value ranges are as follows:


Unit Price Per Square Foot


Salable SF:		201,561

Price Per SF of
Salable Area:           $225 to $235

Indicated Value
Range:                  $45,350,000 to $47,350,000

Sales Multiple Analysis

        Indicated Value
        Range           $46,000,000 to $48,500,000

        The parameters above show a range of approximately $45.3 to $48.5 million for the subject.

        Based on our total analysis relative to the strengths and weaknesses of each methodology, it would appear that the Sales Comparison Approach indicates a market value within the more defined range of $45,500,000 to $48,000,000 for Brookdale Center.

        However, as is discussed in further detail in the Income Approach, we have forecasted that a significant amount of capital expenditures are necessary. Furthermore, as the lease-up is forecasted to continue over the next two years, a prospective buyer would incur tenant improvement allowances. Finally, we have also accounted for costs with respect to extending Dayton's operating covenant and a mall-wide renovation in 1997. It is our opinion that a prudent buyer would take these expenses into consideration when viewing the property in its full context. We have calculated the present value of these expenditures to be approximately $11.62 million. By deducting this expense from the estimates above, a range in value between $33,900,000 and $36,400,000 is indicated for the subject property by the Sales Comparison Approach, as of January 1, 1995.


                                      INCOME APPROACH



Introduction

        The Income Approach is based upon the economic principle that the value of a property capable of producing income is the present worth of anticipated future net benefits. The net income projected is translated into a present value indication using the capitalization process. There are various methods of capitalization that are based on inherent assumptions concerning the quality, durability and pattern of the income projection.

        Where the pattern of income is irregular due to existing leases that will terminate at staggered, future dates, or to an absorption or stabilization requirement on a newer development, the discounted cash flow analysis is the most accurate.

        Discounted Cash Flow Analysis (DCF) is a method of estimating the present worth of future cash flow expectancies by individually discounting each anticipated collection at an appropriate discount rate. The indicated market value by this approach is the accumulation of the present worth of future projected years' net income (before income taxes and depreciation) and the present worth of the reversion of the estimated property value at the end of the projection period. The estimated value of the reversion at the end of the projection period is based on the capitalization of the next year's projected net income. This is the more appropriate method to use in this assignment, given the step up in lease rates and the long term tenure of retail tenants.

        A second method of valuation, using the Income Approach, is to directly capitalize a stabilized net income based on rates extracted from the market or built up through mortgage equity analysis. This is a valid method of estimating the market value of the property as of the achievement of stabilized operations. In the case of the subject, operations are forecasted to achieve stabilization within a relatively short time frame. Thus, the direct capitalization method will provide additional support in the valuation process.


Discounted Cash Flow Analysis

        The Discounted Cash Flow (DCF) produces an estimate of value through an economic analysis of the subject property in which the net income generated by the asset is converted to a capital sum at an appropriate rate. First, the revenues which a fully informed investor can expect the subject to produce over a specified time horizon are established through an analysis of the current rent roll, as well as the rental market for similar properties. Second, the projected expenses incurred in generating these gross revenues are deducted. Finally, the residual net income is discounted into a capital sum at an appropriate rate which is then indicative of the subject property's current value in the marketplace.

        In this Income Approach to the valuation of Brookdale Center, we have utilized a 10 year holding period for the investment with the cash flow analysis commencing on January 1, 1995. Although an asset such as the subject has a much longer useful life, an investment analysis becomes more meaningful if limited to a time period considerably less than the real estate's economic life, but of sufficient length for an investor. A 10-year holding period for this investment is long enough to model the asset's performance and benefit from its continued lease-up and remerchandising, but short enough to reasonably estimate the expected income and expenses of the real estate.

        The revenues and expenses which an informed investor may expect to incur from the subject property will vary, without a doubt, over the holding period. Major investors active in the market for this type of real estate establish certain parameters in the computation of these cash flows and criteria for decision making which this valuation analysis must include if it is to be truly market-oriented. These current computational parameters are dependent upon market conditions in the area of the subject property as well as the market parameters for this type of real estate which we view as being national in scale.

        By forecasting the anticipated income stream and discounting future value at reversion to current value, the capitalization process may be applied to derive a value that an investor would pay to receive that particular income stream. Typical investors price real estate on their expectations of the magnitude of these benefits and their judgement of the risks involved. Our valuation endeavors to reflect the most likely actions of typical buyers and sellers of property interest similar to the subject. In this regard we see Brookdale Center as a long term investment opportunity for a competent owner/developer. An analytical real estate computer model that simulates the behavioral aspects of the property and examines the results mathematically is employed for the discounted cash flow analysis. In this instance, it is the PRO-JECT Plus+ computer model. Since investors are the basis of the marketplace in which the subject property will be bought and sold, this type of analysis is particularly germane to the appraisal problem at hand. On the facing page is a summary of the expected annual cash flows from the operation of the subject over the stated investment holding period.

        A general outline summary of the major steps involved may be listed as follows:

        1) Analysis of the income stream: establishment of an economic (market) rent for the tenant space; projection of future revenues annually based upon the existing and pending leases, probable renewals at market rentals, and expected vacancy experience;

        2) An estimate of reasonable period of time to achieve stabilized occupancy of the existing property and make all necessary improvements for marketability;

        3) Analysis of projected escalation recovery income based upon an analysis of the property's history as well as the experiences of reasonably similar properties;

        5) A derivation of the most probable net operating income and pre-tax cash flow (net operating income) less reserves, tenant improvements, and any extraordinary expenses (such as asbestos removal) to be generated by the property by subtracting all property expenses from the effective gross income;

        6) Estimation of a reversionary sales price based upon a capitalization of the net operating income (before reserves, tenant improvements and leasing commissions or other capital items).


        Following is a detailed discussion of the components which form the basis of this analysis.


Potential Gross Revenues


The total potential gross revenues generated by the subject property are composed of a number of distinct elements; a minimum rent determined by lease agreement, an additional overage rent based upon a percentage of retail sales, a reimbursement of certain expenses incurred in the ownership and operation of the real estate, and other miscellaneous revenues.

        The minimum base rent represents a legal contract establishing a return to the investors in the real estate, while the passing of certain expenses onto the tenants serves to maintain this return in an era of continually rising costs of operation. The additional rent based upon a percentage of retail sales experienced at the subject property serves to preserve the purchasing power of the residual income to an equity investor over time. Finally, miscellaneous income adds an additional important source of revenue in the complete operation of the subject property. In the initial year of the investment, 1995, it is projected that the subject property will generate approximately $10,495,686 in potential gross revenues, equivalent to $52.07 per square foot of total appraised (owned) GLA of 201,561 square feet. Mall GLA as used herein refers to the total of in-line shops area and kiosks as reconfigured with the Carson's Throat area having been taken back. These forecasted revenues are allocated to the following components:


                                Brookdale Center
                                Revenue Summary
                       Initial Year of Investment - 1995
        ______________________________________________________________________

        Revenue Component        Amount        Unit Rate *        Income Ratio
        ______________________________________________________________________

        Minimum Rent        $ 4,291,997 **        $21.29             40.9%
        ______________________________________________________________________
        Overage Rent        $   277,790 ***       $ 1.38              2.6%
        ______________________________________________________________________
        Expense Recoveries  $ 5,515,899           $27.37             52.6%
        ______________________________________________________________________
        Miscell. Income     $   410,000           $ 2.03              3.9%
        ______________________________________________________________________
        Total               $10,495,686           $52.07            100.0%

        ______________________________________________________________________
        *  Reflects total owned GLA of 201,561 SF as reconfigured

        **  Net of free rent

        ***   Net of recaptures
        ______________________________________________________________________


Minimum Rental Income


        The minimum rent produced by the subject property is derived from that paid by the various tenant types. The projection utilized in this analysis is based upon the actual rent roll and our projected leasing schedule in place as of the date of appraisal, together with our assumptions as to the absorption of the vacant space, market rent growth rates and renewal/turnover probability. We have also made specific assumptions regarding the re-tenanting of the mall based upon deals that are in progress and have a strong likelihood of coming to fruition. In this regard, we have worked with General Growth management and leasing personnel and analyzed each pending deal on a case by case basis. We have incorporated all executed leases in our analysis. For those pending leases that are substantially along in the negotiating process and are believed to have a reasonable likelihood of being completed, we have reflected those terms in our cash flow. These transactions represent a reasonable and prudent assumption from an investor's standpoint.

        The rental income which an asset such as the subject property will generate for an investor is analyzed as to its quality, quantity and durability. The quality and probable duration of income will affect the amount of risk which an informed investor may expect over the property's useful life. The segregation of the income stream along these lines allows us to control the variables related to the center's forecasted performance with greater accuracy. Each tenant type lends itself to a specific weighting of these variables as the risk associated with each varies.

        The minimum rents forecasted at the subject property are essentially derived from various tenant categories: major tenant revenue consisting of ground rent obligations of JC Penney and Kohl's; mall tenant revenues consisting of all in-line mall shops. As a sub-category of in-line shop rents, we have segregated kiosk revenues.

        In our investigation and analysis of the marketplace, we have surveyed, and ascertained where possible, rent levels being commanded by competing centers. However, it should be recognized that large retail shopping malls are generally considered to be separate entities by virtue of age and design, accessibility, visibility, tenant mix and the size and purchasing power of its trade area. Consequently, the best measure of minimum rental income is its actual rent roll leasing schedule. As such, our a analysis of recently negotiated leases for new and relocation tenants at the subject provides important insight into perceived market rent levels for the mall. Insomuch as a tenant's ability to pay rent is based upon expected sales achievement, the level of negotiated rents is directly related to the individual tenant's perception of their expected performance at the mall.



Interior Mall Shops


        Rent from all interior mall tenants comprise the majority of minimum rent. Aggregate rent from the mall shops in the calendar year 1995 is shown to be $4,096,067. Minimum rent may be allocated to the following components:


                                    Brookdale Center
                                Minimum Rent Allocation
                                   Interior Mall Shops
                                _______________________


                1995 Revenue        Applicable GLA *        Unit Rate (SF)
        _____________________________________________________________________

        Mall Shops       $3,776,590           196,395 SF               $19.23
        _____________________________________________________________________

        Kiosks           $  319,477             5,166 SF               $61.84
        _____________________________________________________________________

        Total            $4,096,067           201,561 SF               $20.32
        _____________________________________________________________________

        * Represents leasable area as opposed to actual leased or occupied area exclusive of non-owned space.
        _____________________________________________________________________



        Our analysis of market rent levels for the in-line shops has resolved itself to a variety of influencing factors. Although it is typical that larger tenant spaces are leased at lower per square foot rates and lower percentages, the type of tenant as well as the variable of location within the mall can often distort this size/rate relationship.

        Typically, we would view the rent attainment levels in the existing mall as being representative of the total property. However, the center is characterized by many older leases, some of which date back over 10 years. In addition, because of the reconfiguration of the Sears court in 1993 through 1994, management had pursued a leasing strategy that has kept certain leases on short terms that will enable them to selectively terminate a tenant, relocate or expand others and generally allow for greater flexibility to accommodate the needs of more desirable tenants.

        Leasing activity 1994 was characterized by a number of extensive changes throughout the mall, most notable of which was the completion of the Carson's Throat area. This was completed at a cost of approximately $1 million and was available for tenant leasing during the year. Provided below is a summary of some of the new leasing activity for 1994 throughout the mall.

                 Hoff Jewelers took Space 179 which is located at the corner of the Carson's Throat area and the main concourse. The tenant took a total of 1,322 square feet for ten years, at an initial rent of $60.00 per square foot for the first four years, $65.00 per square foot for the next three and then $70.00 per square foot thereafter.

                 Regis Hair Stylist took Space 168 which is in the former Carson's Throat area. The space contains 1,103 square feet. The tenant took it for ten years with a rent of $29.00 per square foot for years one through five and $31.00 per square foot for years six through 10.

                 Champs took space 183, a prime suite of 5,134 square feet on the center concourse. The lease commenced in November, 1994 for approximately ten years at a flat rent of $18.00 per square foot. The tenant received a tenant improvement allowance of $128,750, equivalent to approximately $25.00 per square foot which will be funded in 1995.

                 Auntie Anne's took Space 3513, is a permanent kiosk containing 294 square feet, for approximately nine years. The $85.00 per square foot rent is equivalent to $25,000 per annum.

                 Estes Hallmark, in Space 205, extended their lease for an additional five years at $33.00 per square foot. They also have one five-year option at $35.00 per square foot.

                 Express Teller in Space 3514 and Marquett Bank in Space 3515, both of which are automatic teller machine leases were extended for three years; the first one at $12,000 per annum and the latter for $13,000 per annum.

                 Food Express a kiosk in Space 3505 exercised their option to renew for four years at $32,500 per annum.

                 Foot Locker currently in Space 145, which consists of 2,038 square feet, will expand into part of Space 140, formerly occupied by Bachmans. Foot Locker would take a total of 3,697 square feet; it would be a lease commencing on or about June 1995 and would run for approximately ten years at a flat rent of $40.00 per square foot. This would, as proposed, be an "as is" deal with the tenant responsible for any costs of construction.

                Golden Razor Suite 100 has extended their lease until the year
                 2001. They have 1,324 square feet and the lease will be for $30.00 per square foot for the first three years, stepping-up to $32.00 per square foot for the balance of the term.

                 The Limited took Suite 165, 7,870 square feet for fifteen years in January 1994. The initial rent starts at $16.00 per square foot for five years, stepping to $18.00 per square foot for five years and then $20.00 per square foot for the final five years.

                 Original Cookie took Suite 120 containing 1,059 square feet for approximately ten years at a rent of $32.10 per square foot.

                 Tilt took Suite 275, which contains 3,423 square feet. The lease commenced in August 1994 and expires in January 2005 at a flat rent of $18.00 per square foot.

                 Sbarro took Suite 245 containing 1,801 square feet. The lease commenced November 1994 and expires January 2005. It has a flat rent of $28.00 per square foot over the term with the first twelve months abated.

                 Hair by Stewarts took Suite 130 containing 1,209 square feet. The nine year/two month lease commenced in November 1994. The initial rent of $29.00 per square foot steps to $33.00 and then $37.00 per square foot over the term.

                 Wilsons Suede and Leather exercised their option to renew. They renewed the lease for ten years at a flat rent of $29.00 per square foot. This was an increase from $27.50 per square foot.

                 Gordon Jewelers exercised their option to renew for five years increasing the rent from $40.00 to $45.00 per square foot.

                Naturalizer exercised their option to renew for eight years at
                 $24.00 per square foot.

                Proex Portrait exercised their option to renew for five years in Suite 385. The rent increased from $30.00 to $50.00 per square foot.

                Piercing Pagoda will lease a new 250 square foot kiosk for four years at $30,000 per annum.


        On the facing page we have summarized and allocated the recent leasing (in-line shops only) to the respective size categories which seem reasonable size breaks for analysis purposes. These leases include new deals and tenant renewals within the mall. Since the bulk of the recent leasing has been by smaller tenants (under 3,500 square feet), we have broadened the scope to include several larger transactions.
        The 38 leases show weighted averages ranging from $16.91 to $50.00 per square foot. As can be seen, the weighted average lease rate is $23.69 per square foot.




                                Brookdale Center
                            Recent Leasing Activity
                               In-Line Shops Only
                               Allocated by Size
                            _______________________


               Category              No. of Leases        Weighted Average
__________________________________________________________________________

Category 1:    Less Than 750 SF           2                   $50.00
__________________________________________________________________________

Category 2:    751 -  1,200 SF            8                   $39.78
__________________________________________________________________________

Category 3:    1,201 -  2,000 SF          9                   $33.55
__________________________________________________________________________

Category 4:    2,001 -  3,500 SF         10                   $21.37
__________________________________________________________________________

Category 5:     3,501 -  5,000 SF         3                   $26.83
__________________________________________________________________________

Category 6:     5,001 - 10,000 SF         6                   $16.91
__________________________________________________________________________

    First Year Rent Total Average        38                   $23.69
_________________________________________________________________________



        Our experience has generally shown that there is typically an inverse relationship between size and rent. That is to say that the larger suites will typically command a lower rent per square foot. The previous chart tends to loosely confirm this observation.

        Category 1 (less than 750 SF) shows an average rent of $50.00 per square foot. The average then declines to $16.91 per square foot for Category 6 (5,001 - 10,000 SF). The only anomaly appears to be Category 5 (3,501 - 5,000 SF) wherein the lease rate of $26.83 per square foot exceeds Category 4. This is due to the small sample size (three leases) which are skewed by the Foot Locker deal.


Market Comparisons - Occupancy Cost Ratios

        In further support of developing a forecast for market rent levels, we have undertaken a comparison of minimum rent to projected sales and total occupancy costs to sales ratios. Generally, our research and experience with other regional malls shows that the ratio of minimum rent to sales falls within the 8 to 12 percent range in the initial year of the lease with 8 percent to 10 percent being most typical. By adding additional costs to the tenant, such as real estate tax and common area maintenance recoveries, a total occupancy cost may be derived. Expense recoveries and other tenant charges can add up to 100 percent of minimum rent and comprise the balance of total tenant costs.

        The typical range for total occupancy cost-to-sales ratios falls between 12 and 15 percent. As a general rule, where sales exceed $250 to $275 per square foot, 15 percent would be a reasonable cost of occupancy. Experience and research show that most tenants will resist total occupancy costs that exceed 16 to 18 percent of sales. However, ratios of upwards to 20 percent are not uncommon. Obviously, this comparison will vary from tenant to tenant and property to property.

        In higher end markets where tenants are able to generate sales above industry averages, tenants can generally pay rents which fall toward the upper end of the ratio range. Moreover, if tenants perceive that their sales will be increasing at real rates that are in excess of inflation, they will typically be more inclined to pay higher initial base rents.

        In this context, we have provided an occupancy cost analysis for several regional malls with which we have had direct insight over the past year. This information is provided on the following pages. On average, these ratio comparisons provide a realistic check against projected market rental rate assumptions.


Occupancy Cost Analysis Chart


From this analysis we see that the ratio of base rent to sales ranges from 6.9 to 10.3 percent, while the total occupancy cost ratios vary from 9.5 to 20.5 percent when all recoverable expenses are included. The surveyed mean for the eighteen malls analyzed is 8.7 percent and 14.2 percent, respectively. Some of the higher ratios are found in older malls situated in urban areas that have higher operating structures due to less efficient layout and designs, older physical plants, and higher security costs, which in some malls can add upwards of $2.00 per square foot to common area maintenance.

        These relative measures can be compared with two well known publications, The Score by the International Council of Shopping Centers and Dollars & Cents of Shopping Centers (1993) by the Urban Land Institute. The most recent publications indicate base rent to sales ratios of approximately 8 percent and total occupancy cost ratios of 11.5 and 12.1 percent, respectively.

        In general, while the rental ranges and ratio of base rent to sales vary substantially from mall to mall and tenant to tenant, they do provide general support for the rental ranges and ratio which is projected for the subject property.


Conclusion - Market Rent Estimate for In-Line Shops


        Previously, in the "Retail Market Analysis" section of the appraisal, we discussed the subjects' sales potential. Comparable mall sales in calendar year 1994 are projected to be $266 per square foot, based on tenants in place and reporting sales for the past thirteen months. Sales are projected to decline slightly (1.5 percent) in 1995 to $262 per square foot. Most of the decline is attributed to the renovation of the Carson's Throat area. Also during 1995, Carson's will be converted to Mervyn's so there will likely be some disruption in normal shopping patterns.

        In the previous discussions, the overall attained rent was shown to be $23.69 per square foot on average. After considering all of the above, we have developed a weighted average rental rate of approximately $21.00 per square foot based upon a relative weighting of a tenant space by size. We have tested this average rent against total occupancy cost. Since total occupancy costs are projected to be at the high end for a mall of the subject's calibre, we feel that base rent should not exceed an 8.0 percent ratio (to sales) on average. Furthermore, this average of approximately $21.00 per square foot is believed to be reasonable in light of the average rent attained by the recent leasing activity which has slightly exceeded this level.

        The average rent is a weighted average rent for all in-line mall tenants only. This average market rent has been allocated to space as shown on the following chart.



                                Brookdale Center
                    In-Line Market Rent Assumption - 1995
                    _____________________________________

                          Initial
                        Rent Range/     Applicable   % of    Weighted
        Suite Size      Average Rate       GLA       Total   Average
        ________________________________________________________________


        Under  750 SF      $30.00-$50.00    1,345 SF     .68%     $ 0.27
                           $40.00
        ________________________________________________________________
        751 - 1,200 SF     $25.00-$35.00   16,368 SF    8.33%     $ 2.50
                           $30.00
        ________________________________________________________________
        1,201 - 2,000 SF   $25.00-$30.00   39,055 SF   19.89%     $5.47
                           $27.50
        ________________________________________________________________
        2,001 - 3,500 SF   $20.00-$25.00   48,655 SF   24.77%     $5.57
                           $22.50
        ________________________________________________________________
        3,501 - 5,000 SF   $16.00-$20.00   33,844 SF   17.23%     $3.10
                           $18.00
        ________________________________________________________________
        5,001 - 15,000 SF  $12.00-$18.00   57,128 SF   29.09%     $4.36
                           $15.00
        ________________________________________________________________
              TOTAL                       196,395 SF  100.00%     $21.28
        ________________________________________________________________



Occupancy Cost - Test of Reasonableness


        Our weighted average rent of $21.00 can next be tested against total occupancy costs in the mall based upon the standard recoveries for new mall tenants. Our total occupancy cost analyses can be found on the following chart.


                                 Brookdale Center
                      Total Occupancy Cost Analysis - 1995
                      ____________________________________

        Economic Base Rent                      Estimated Expenses/SF

            $ 21.00                              (Weighted Average)
        _____________________________________________________________

        Occupancy Costs (A)
         Common Area Maintenance  (1)                $  4.91
        _____________________________________________________________

        Real Estate Taxes         (2)                $ 15.60
        _____________________________________________________________

        Other Expenses            (3)                $  2.00
        _____________________________________________________________

        Total Tenant Costs                           $ 43.51
        _____________________________________________________________

        Projected Average Sales (1995)               $262.00
        _____________________________________________________________

        Rent to Sales Ratio                           8.02%
        _____________________________________________________________

        Cost of Occupancy Ratio                      16.60%
        _____________________________________________________________


(A) Costs that are occupancy sensitive will decrease for new tenants on a unit rate basis as lease-up occurs and the property stabilizes. Average occupied area for mall tenant reimbursement varies relative to each major recovery type.

(1) CAM expense is based on average occupied area (GLOA) of 163,480 square feet. Generally, the standard lease clause provides for a 15 percent administrative factor less certain exclusions. The standard denominator is based on occupied (leased) versus leasable area. A complete discussion of the standard recovery formula is presented later in this report.

(2) Tax estimate is based upon an average occupied area (GLOA) which is the recovery basis for taxes. It is exclusive of majors contributions (department stores).

(3) Other expenses include tenant contributions for marketing fund, water and sewer, and other miscellaneous items.


        Total costs, on average, are shown to be 16.6 percent of projected average 1995 retail sales which we feel is high. This is due primarily to the fact that real estate taxes at Brookdale Center are projected to be $15.60. We are not troubled, however, by the high average since these costs which are occupancy sensitive should decline as some of the vacancy is absorbed. As cited earlier, much of the vacancy has to do with the large amount of in-line GLA which was taken back with the Carson's Throat strategy. For instance, the average occupied GLA is projected to increase from 163,480 square feet in 1995 to 190,453 square feet in 1997. As the remerchandising continues, we would expect that sales have a good chance to increase to levels in excess of our growth rate assumption. Finally, we should not lose sight of the fact that recent leasing levels in the mall have shown higher levels on average.

        It is emphasized that these rent categories provided a rough approximation of market rent levels for a particular suite. This methodology is given more credence when projecting rent levels for vacant space where a potential tenant is unknown and their sales performance is difficult to forecast. Also guiding our analysis were the tenants location in the mall, (i.e. side court vs. center court) its merchandise category and sales history. This is of particular importance with the subject since its older layout with multiple side courts results in rents which would tend to fall below the average. Since most of the newer leasing activity has involved suites along the center concourse or higher visibility areas, we would be inclined to consider lower rents for certain side court locations. Therefore, in many cases our assumed market rent would deviate from the range indicated above in many instances.

Kiosks

        We have also segregated permanent kiosks within our analysis since they typically pay a much higher unit rent.

        There are currently a total of 14 permanent kiosks, including two bank ATM machines. Among the remaining 12, a range in size from 220 square feet to 842 square feet are shown. Some of the more recent leases can be summarized as follows:


                                   Kiosk Rentals
                                   _____________
                                                         Annual    Unit Rate
        Suite #    Tenant       Size (SF)    Term         Rent       (SF)
        ______________________________________________________________________

        3513    Auntie Anne's     294    11/94 - 1/05   $25,000     $ 85.02

        3511  Coopers Watchworks  228     3/91 - 1/96   $26,000     $114.04

        3507  Things Remembered   325    10/92 - 1/02   $33,000     $101.54

        3512    The Eye Guys      220     3/91 - 1/96   $25,000     $113.64

        3510   Baskin Robbins     378     2/90 - 1/95   $25,742     $ 68.10

        3501   Piercing Pagoda    250     5/95 - 4/99   $30,000     $120.00
        _____________________________________________________________________



        We have compared the subject's revenue attainment levels with a sampling of some recent data regarding permanent kiosks rentals in other malls. This data is found on the following page.


                      Permanent Kiosks Recent Lease Transactions
                      __________________________________________

                                Tenant/                  Annual
        Property/Location       Lease Date       Area    Rent/Term   Unit Rate
        ______________________________________________________________________

        Freehold Raceway      Piercing Pagoda  204 SF  $35,000 (1-5)   $171.57
        Mall, Freehold, NJ      (3/93)
        ______________________________________________________________________
        Aviation Mall         The Mountain     202 SF  $25,000(+-3%/yr) $123.76
        Queenbury, NY           (1/94)
                              Sunsations       158 SF  $23,000 (1-5)   $145.57
                                (5/93)
        ______________________________________________________________________
        Oakdale Mall          Cooper Watch     162 SF  $32,000 (1-5)   $197.53
        Johnson City, NY        (10/93)

                           Things Remembered   162 SF  $37,500 (1-5)   $231.48
                                (7/93)
        ______________________________________________________________________
        Laurel Center         Golden Valley    150 SF  $25,000 (1-2)   $166.67
        Laurel, MD             (12/93)

                              Royal Jewelry    396 SF  $37,000 (1-5)   $ 93.43
                               (8/93)
        ______________________________________________________________________
        Eastpoint Mall        Century 21 (5/94) 150 SF $37,500 (1-5)   $250.00
        Baltimore, MD
                              Plumb Gold (8/93) 150 SF $25,000 (1-3)   $166.67
        ______________________________________________________________________
        Brookdale Center      Auntie Anne's (8/94) 395 SF $25,000 (1-10) $63.29
        Minneapolis, MN
                              Glamour Shots (8/93) 200 SF $12,000 (1-3)  $60.00
        ______________________________________________________________________
        Meriden Square        Great American       196 SF $15,000 (1-10) $76.53
        Meriden, CT           Cookie  (4/94)

                              Sterling Accents     160 SF $25,000 (1-2) $156.25
                               (3/94)                     $27,000 (3-5) $168.75
        ______________________________________________________________________
        Greece Ridge Ctr.     Piercing Pagoda      196 SF $24,000 (1-5) $122.45
        $122.45                 (4/94)
        Greece, NY
                            Coopers Watch (2/92) 192 SF   $25,000 (1-3) $130.21
                                                          $27,000 (4-5) $140.63
        _____________________________________________________________________
        Galleria @ White      Quintex Mobile (11/93) 163 SF $36,000 (1) $220.85
        Plains                                              $37,000 (2) $226.89
        White Plains, NY
        _____________________________________________________________________
        Laguna Hills Mall   Cutlery World (5/94)  150 SF  $36,000 (1-5) $240.00
        Laguna Hills, CA                                  $41,400 (6-10)$276.00

                            Sunglass Hut (11/93)  250 SF  $36,000 (1-5) $144.00
                                                          $41,400 (6-10)$165.00
        _____________________________________________________________________
        Salmon Run Mall       Sunsations (5/93)   158 SF  $23,000 (1-3) $145.57
        Watertown, NY                                     $26,800 (4-5) $164.56

                              Coopers Watch (5/92) 158 SF $22,000 (1-5) $139.24
        _______________________________________________________________________
        Aroostook Centre      Sunglass Hut (11/93)        $24,000 (1-10)$166.67
        Presque Isle, ME
        ______________________________________________________________________


        It is difficult to ascribe a unit rate ($ per square foot) to the kiosks at Brookdale since they vary so much in size. In the aggregate, we see that permanent kiosks command $25,000 to $33,000. The most recent lease is with Piercing Pagoda at $30,000 per annum. In this analysis we have forecasted a market rent of $27,500 for kiosks under 400 square feet and $30,000 for those in excess of $400 per square foot. Bank machines are ascribed a market rent of $12,000 per annum. Our analysis assumes five (5) year terms with a 10 percent increase in rent after the third lease year. It is noted that it is not uncommon for some kiosk tenants to pay mall charges, as they do at Brookdale.

Concessions

        Free rent is an inducement offered by developers to entice a tenant to locate in their project over a competitor's. This marketing tool has become popular in the leasing of office space, particularly in view of the over-building which has occurred in many markets. As a rule, most major retail developers have been successful in negotiating leases without including free rent. Our experience with regional malls shows that free rent is generally limited to new projects in marginal locations without strong anchor tenants that are having trouble leasing, as well as older centers that are losing tenants to new malls in their trade area. Management reports that free rent has been a relative non-issue with new retail tenants. A review of the most recent leasing confirms this observation. It has generally been limited to one or two months to prepare a suite for occupancy when it has been given. The only reported free rent was with Sbarro which got one year free year for its new leased space. Accordingly, we do not believe that it will be necessary to offer free rent to retail tenants at the subject. It is noted that while we have not ascribed any free rent to the retail tenants, we have, however, made rather liberal allowances for tenant workletters which acts as a form of inducement to convince a tenant to locate at the subject. These allowances are liberal to the extent that ownership has been relatively successful in leasing space "as is" to tenants. As will be explained in a subsequent section of this appraisal, we have made allowances of $15.00 per square foot to new (currently vacant) and $10.00 per square foot for future turnover space. We have also ascribed a rate of $1.00 per square foot to rollover space. Furthermore, we have used an allowance of $25.00 per square foot for any "raw" space presently located in the former Carson's Throat area. This assumption offers further support for the attainment of the rent levels previously cited.


Absorption

        Finally, our analysis concludes that the current vacant retail space will be absorbed over a three year period through January 1998. We have identified 41,681 square feet of vacant space, net of newly executed leases, pending deals which have good likelihood of coming to fruition. This is equivalent to 20.7 percent of mall GLA and 4.2 percent overall.

        Of this total, 25,311 square feet or 61 percent of the vacant space is space comprising the former Carson's Throat area which was taken back and reconstructed in order to accommodate mall shop space during 1994. During the past year, three leases for 7,559 square feet were signed in the throat area: Champs (5,134 square feet); Regis Hair Stylists (1,103 square feet); and Hoff Jewelers (1,322 square feet).

        During 1994, tenants which vacated totaled 8,452 square feet. This included the following tenants.


                Tenant        Suite        Area (SF)
                ____________________________________

                Bachmans       140         1,129
                                     (net of Foot Locker expansion)
                ____________________________________
                Durling        395         2,712
                Optical
                ____________________________________
                Glamour Shots  3,517         200
                ____________________________________
                Jarman's       255         1,276
                ____________________________________
                Pizza Pasta    248         1,343
                ____________________________________
                Subway         285           996
                ____________________________________
                Trade Secret   330           796
                ____________________________________
                Total                      8,452
                ____________________________________



        Also during 1994 Carson's stopped paying rent on the 15,952 square feet it was leasing in the Throat area. This rent amounted to $295,100, or $18.50 per square foot. Some of these revenues have been recovered through the new leasing cited above.

        The chart on the facing page details our projected absorption schedule. The absorption of the in-line space over a three year period is equal to 3,473 square feet per quarter. We have conservatively assumed that the space will all lease at the 1995 base date market rent estimate as previously referenced.

        The following chart tracks occupancy through 1998, the first full year of stabilized occupancy.


                        Annual Average Occupancy (Mall GLA)
                        ___________________________________

                                1995           81.1%

                                1996           86.6%

                                1997           94.4%

                                1998           99.2%
                        ___________________________________



Anchor Tenants

        The final category of minimum rent is derived by the contractual ground lease obligations among the two anchor tenants. In 1995, these revenues total $195,930. The following schedule details the major tenant rent obligations.




                        Schedule of Anchor Tenant Revenues
                        __________________________________

                      Demised   Lease Expiration   Annual Rent
        Tenant         Area      with Options
        ______________________________________________________

        JC Penney   140,320 SF *   12/2015          $ 20,930
        ______________________________________________________

        Kohl's       75,000 SF *    1/2010          $175,000
        ______________________________________________________

        Total       215,320 SF        -             $195,930
        ______________________________________________________

        *  Represents building area and not necessarily the pad
           area subject to ground lease.
        ______________________________________________________



Rent Growth Rates

        Market rent will, over the life of a prescribed holding period, quite obviously follow an erratic pattern. According to surveys by both Cushman & Wakefield's Appraisal Division and Peter Korpacz and Associates, major investors active in the acquisition of regional malls are using growth rates of 0 percent to 6 percent in their analysis, with 3 percent to 5 percent being most prevalent on a stabilized basis. It is not unusual in the current environment to see investors structuring no growth or even negative growth in the short term.

        The Minneapolis metropolitan area in general has been negatively impacted by the recession. Sales at many retail establishments have been down for the past few years. The impact of Mall of America will likely continue to be felt as some shakeout will inevitably continue. Sales at Brookdale have been down as a result of the renovation to the Carson's Throat area as well as the general economy around the mall and heightened competition from its primary competitors. The tenants' ability to pay rent is closely tied to its increases in sales.
        However, rent growth can be more impacted by competition and management's desire to attract and keep certain tenants that increase the mall's synergy and appeal. As such, we have been conservative in our rent growth forecast.



                        Market Rent Growth Rate Forecast
                        ________________________________

                Period                          Annual Growth Rate *
                ____________________________________________________

                1995-1996                                0.0%
                ____________________________________________________
                1997                                    +1.0%
                ____________________________________________________
                1998                                    +2.0%
                ____________________________________________________
                1999                                    +3.0%
                ____________________________________________________
                2000-2004                               +3.5%
                ____________________________________________________

                * Indicated growth rate over the previous year's rent
                _____________________________________________________



Releasing Assumption


        The typical lease term for new in-line retail leases in centers such as the subject generally ranges from five to twelve years. Market practice dictates that it is not uncommon to get rent bumps throughout the lease terms either in the form of fixed dollar amounts or a percentage increase based upon changes in some index, usually the Consumer Price Index (CPI). Often the CPI clause will carry a minimum (4 percent) annual increase and be capped at a higher maximum (6 to 7 percent) amount.

        For new leases in the regional malls, ten year terms are most typical. Essentially, the developer will deliver a "vanilla" suite with mechanical services roughed in and minimal interior finish. This allows the retailer to finish the suite in accordance with their individual specifications. Because of the up-front costs incurred by the tenants, they require a ten year lease term to adequately amortize these costs. In certain instances, the developer will offer some contribution to the cost of finishing out a space over and above a standard allowance.

        Upon lease expiration, it is our best estimate that there is a 70 percent probability that an existing tenant will renew their lease while the remaining 30 percent will vacate their space at this time. While the 30 percent may be slightly high by some historic measures, we think that it is a prudent assumption. Furthermore, the on-going targeted remerchandising will result in early terminations and relocations that will likely result in some expenditures by ownership. An exception to this assumption exists with respect to existing tenants who, at the expiration of their lease, have sales that are substantially below the mall average and have no chance to ever achieve percentage rent. In these instances, it is our assumption that there is a 100 percent probability that the tenant will vacate the property. This is consistent with ownership's philosophy of carefully and selectively weeding out under-performers.

        As stated above, it is not uncommon to get increases in base rent over the life of a lease. The subject's recent leasing activity attests to this observation. Our global market assumptions for non-anchor tenants may be summarized as shown on the following page.


                                Brookdale Center
                              Renewal Assumptions
        ___________________________________________________________________
                                                                  Tenant
        Tenant Type        Lease Term     Rent Steps  Free Rent Alterations
        ___________________________________________________________________
        In-Line Mall Shops    10 yrs.     10% in lease    No        Yes
                                          year 4 and 8
        ___________________________________________________________________
        Kiosks                 5 yrs.     10% increase    No        No
                                          in 4th year
        ___________________________________________________________________



        The rent step schedule upon lease expiration applies in most instances. However, there is one exception to this assumption with respect to tenants who are forecasted to be in a percentage rent situation during the onset renewal period. This could occur due to the fact that a tenant's sales were well above its breakpoint at the expiration of the base lease. In these instances, we have assumed a flat rent during the ensuing ten year period. This conservative assumption presumes that ownership will not achieve rent steps from a tenant who is also paying overage rent from day one of the renewal term. Nonetheless, we do note that ownership has been successful in some instances in achieving rent steps when a tenant's sales place him in a percentage rent situation from the onset of a new lease.

        Upon lease rollover/turnover, the space is forecasted to be released at the higher of the last effective rent (defined as minimum rent plus overage rent if any) and the ascribed market rent as detailed previously increasing by our market rent growth rate assumption.

Conclusion - Minimum Rent


        In the initial full year of the investment (CY 1995), it is projected that the subject property will produce approximately $4,291,997 in minimum rental income. This estimate of base rental income is equivalent to $21.29 per square foot of total owned GLA.
        Alternatively, minimum rental income accounts for 40.9 percent of all potential gross revenues. Further analysis shows that over the holding period (CY 1995-2004), minimum rent advances at an average compound annual rate of 3.7 percent. This increase is a synthesis of the mall's lease-up, fixed rental increases as well as market rents from rollover or turnover of space.
Overage Rent In addition to the minimum base rent, many of the tenants of the subject property have contracted to pay a percentage of their gross annual sales over a pre-established base amount as overage rent. Many leases have a natural breakpoint although an equal number do have stipulated breakpoints. The average overage percentage for small space retail tenants is in a range of 5 to 6 percent with food court and kiosk tenants generally at 7 to 10 percent. Anchor tenants typically have the lowest percentage clause with ranges of 1.5 to 3 percent which is common.

        Traditionally, it takes a number of years for a retail center to mature and gain acceptance before generating any sizeable percentage income. As a center matures, the level of overage rents typically becomes a larger percentage of total revenue. It is a major ingredient protecting the equity investor against inflation.

        In the "Retail Market Analysis" section of this report, we discussed the historic and forecasted sales levels for the mall tenants.

        Because the mall is going through an on-going renovation and remerchandising, it is difficult to predict with accuracy what sales will be on an individual tenant level. As such, we have employed the following methodology.

               For existing tenants who report sales, we have forecasted that sales will continue at our projected sales growth rate as discussed herein.

               For tenants who do not report sales or who do not have
                percentage clauses, we have assumed that a non-reporting tenant will always occupy that particular space.

                For new tenants, we have projected sales at the forecasted average for the center at the start of the lease. In 1995 this would be approximately $262 per square foot. On balance, our forecasts are deemed to be conservative. Generally, most percentage rent is deemed to come from existing tenants with very little forecasted from new tenants. From our experience we know that a significant number of new tenants will be into a percentage rent situation by at least the midpoint of their leases. Furthermore, it should be noted that JC Penney supplies a large percentage of the mall's overage rent. In 1995 we calculate this to be $163,997, or 59 percent of all overage rent.

               Our conservative posture warrants that there exists some upside potential through a reasonable likelihood of overage revenues above our forecasted level.

        Thus, in the initial full year of the investment holding period, overage revenues are estimated to amount to $277,790 (net of recaptures) equivalent to $1.38 per square foot of total GLA and 2.6 percent of potential gross revenues.

Sales Growth Rates

        In the "Retail Market Analysis" section of this report, we discussed that retail specialty store sales at the subject property have been declining in recent years.

        Retail sales in the Minneapolis MSA have been increasing at a compound annual rate of 5.2 percent per annum since 1985, according to Sales and Marketing Management. According to both the Cushman & Wakefield and Korpacz surveys, major investors are looking at a range of growth rates of 0 percent initially to a high of 6 percent in their computational parameters. Most typically, growth rates of 4 percent to 5 percent are seen in these surveys.

        Nationally, retail sales (excluding automotive sales) have been increasing at a compound annual rate of 5.74 percent since 1980.

        Finally, the chart on the facing page shows the change in median sales for a variety of tenant types as found in regional malls. The data shows that over the three year period 1990 to 1993, the change in median sales ranged from a low of -9.52 percent for Records and Tapes to a high of 57.75 percent for Womens Specialty Clothing. During this time period, the mean for this selected tenant category has increased by 16.41 percent per annum from $174.51 to $275.28 per square foot. Overall, among the 14 tenant categories most frequently found in regional malls, sales have shown a compound annual growth rate of 3.87 percent.

        After considering all of the above, we have forecasted that sales for existing tenants will decline by 1.5 percent in 1995. This is consistent with budgetary projections. Subsequently, we have forecasted no growth for 1996, an increase of 2 percent in 1997 and 3 percent in 1998, followed by a more normalized increase of 3.5 percent per annum thereafter.




                                Sales Growth Rate Forecast
                                __________________________

                              Period        Annual Growth Rate
                              ________________________________

                               1995              - 1.5%

                               1996              + 0.0%

                               1997              + 2.0%

                               1998              + 3.0%

                               1999-2004         + 3.5%
                               _______________________________



        In all, we believe we have been conservative in our sales forecast for new and turnover tenants upon the expiration of an initial lease. At lease expiration, we have forecasted a 30 percent probability that a tenant will vacate.

        For new tenants, sales are established either based on ownership's forecast for the particular tenant or at the mall's average sales level. Generally, for existing tenants we have assumed that sales continue subsequent to lease expiration at their previous level unless they were under-performers that prompted a 100 percent turnover probability then sales are reset to the corresponding mall overage.

        In most instances, no overage rent is generated from new tenants due to our forecasted rent steps which serve to change the breakpoint.


Expense Reimbursement and Miscellaneous Income


        By lease agreement, tenants are required to reimburse the lessor for certain operating expenses. Included among these operating items are real estate taxes, common area maintenance (CAM) and energy for a few tenants. Miscellaneous income is essentially derived from specialty leasing for temporary tenants, Christmas kiosks and other charges including special pass-throughs. In the first full year of the investment, it is projected that the subject property will generate approximately $5,515,899 in reimbursements for these operating expenses and $410,000 in other miscellaneous income.

        Common area maintenance and real estate tax recoveries are generally based upon the tenants pro-rata share of the expense item. Because it is an older center, there exists numerous variations to the calculation procedure of each. We have relied upon ownership's calculation for the various recovery formula's for taxes and CAM. Generally for most mall tenants, there are three types of CAM calculations. At rollover, all of the tenants are assumed to be subject to the Type D recovery which is the standard lease currently in effect. This recovery calculation includes part of the management expense; indoor and outdoor common area maintenance; depreciation and a portion of the mall's general and administrative costs. Approximately 58 percent of the management fee is recoverable. The standard lease provides for the recovery of these expenses plus a 15 percent administrative fee.


Common Area Maintenance


        Provided below is a summary of the standard CAM clause that exists for a new tenant.




                        Common Area Maintenance Recovery Calculation
                        ____________________________________________


                        CAM Expense                  Actual for year
                                             (inclusive of portion of
                                                      management fee)
                        ____________________________________________
                         Less:   Contributions from department stores
                        ____________________________________________
                         Add:                  15% Administration Fee
                        _____________________________________________
                         Equals:         Net pro-ratable CAM billable
                                         to mall tenants on the basis
                                         of gross leasable occupied
                                         area (GLOA).
                         ____________________________________________


       All department stores pay varying amounts for CAM. Their contributions, are collectively detailed under MAJOR'S CAM CONTRIBUTION on the cash flow. The formulas are generally quite complicated, having evolved over the years through additions and deletions to the expense structure. The 1995 budgeted CAM billings for the majors can be detailed as follows:




                         CAM                     1995
                      Obligation                Budget
                      ________________________________

                        Carson's            $  377,991
                      ________________________________

                        JC Penney           $  247,995
                      ________________________________

                        Sears               $  397,129

                      ________________________________
                        Midas Muffler       $    6,358

                      ________________________________
                        Dayton's            $  341,783

                       ________________________________
                        Total               $1,371,256
                       ________________________________



Real Estate Taxes

        Generally, real estate tax recoveries are based upon a mall tenant's pro-rata share (defined on the basis of GLOA). The majors have varying contribution amounts that are first deducted from the gross expense before allocating the balance to the mall shops.

        JC Penney pays taxes on its building separately. They do make a contribution based upon its allocated share of certain land taxes. Dayton's pay taxes on its allocated portion of the enclosed mall and parking area land taxes. Carson's had been paying taxes but we are advised that there was a change to their deal and they no longer contribute. The 1995 budgeted major's tax recoveries are estimated as follows:




                        Tax Obligation       1995 Budget
                        ________________________________

                        JC Penney            $201,745

                        Dayton's             $320,070
                        _________________________________
                        Total                $521,815



Energy

        Energy recoveries are related to HVAC charges for that portion of the mall that uses the central plant. Generally, Dayton's is responsible for all of the recovery. Central plant charges are passed through with a profit of 15 percent. Kiosk tenants had been paying for energy but management had stopped billing them for this expense.

Miscellaneous Income

        Miscellaneous revenues are derived from a number of sources. One of the more important is specialty leasing. The specialty leasing is related to temporary tenants that occupy vacant in-line space. General Growth has been relatively successful with this procedure at many of their malls.

        Other sources of miscellaneous revenues included forfeited security deposits, temporary kiosk (Christmas) rentals, phone revenues, lottery commissions, interest income and income from the renting of strollers and the community room. The budget for 1995 projected miscellaneous revenues of $283,800. A portion of this ($120,000) was for interest which we typically do not include. Thus, we have forecasted miscellaneous income of $150,000 in 1995. In addition, management is projecting $265,200 from temporary tenants in 1995. We have used $260,000 in our first year forecast. On balance, we have forecasted these aggregate other revenues at $410,000 which we project will grow by 3 percent per annum. Our forecast for these additional revenues is net of provision for vacancy and credit loss.

Allowance for Vacancy and Credit Loss

        The investor of an income producing property is primarily interested in the cash revenues that an income-producing property is likely to produce annually over a specified period of time rather than what it could produce if it were always 100 percent occupied and all the tenants were actually paying rent in full and on time. It is normally a prudent practice to expect some income loss, either in the form of actual vacancy or in the form of turnover, non-payment or slow payment by tenants. We have reflected a 6.0 percent contingency for both stabilized and unforeseen vacancy and credit loss. Please note that this vacancy and credit loss provision is applied to all mall tenants equally and is exclusive of all revenues generated by anchor stores. We have phased in the 6 percent factor as the mall leases up based upon the following schedule.


                        1995                    3%

                        1996                    4%

                        1997                    5%

                        1998-2004               6%



        In this analysis we have also forecasted that there is either a 70 percent probability that an existing tenant will renew their lease. Upon turnover, we have forecasted that rent loss equivalent to six months would be incurred to account for the time and/or costs associated with bringing the space back on line. Thus, minimum rent as well as overage rent and certain other income has been reduced by this forecasted probability.

        We have calculated the effect of the total provision of vacancy and credit loss on the in-line shops (inclusive of the kiosks). Through the 10 years of this cash flow analysis, the total allowance for vacancy and credit loss, including provisions for downtime, ranges from a low of 6.3 percent of total potential gross revenues to a high of
        21.9 percent in the initial year of the holding period in the mall. On average, the total allowance for vacancy and credit loss over the 10 year projection period is 10.5 percent of these revenues.


                      Total Rent Loss Forecast *
                      ________________________

                Year                   Loss Provision
                _____________________________________

                1995                            21.9%
                _____________________________________

                1996                            17.4%


                1997                            10.5%


                1998                             6.8%


                1999                             6.3%


                2000                             8.2%


                2001                             9.3%


                2002                             8.2%


                2003                             6.6%


                2004                            10.0%
                _____________________________________

                Avg.                            10.5%
                _____________________________________

                * Includes phased global vacancy
                  provision for unseen vacancy
                  and credit loss as well as weighted
                  downtime provision of
                  lease turnover.
                ______________________________________


        As discussed, if an existing mall tenant is a consistent under-performer with sales substantially below the mall average then the turnover probability applied is 100 percent. This assumption, while adding a degree of conservatism to our analysis, reflects the reality that management will continually strive to replace under performers. On balance, the aggregate deductions of all gross revenues reflected in this analysis are based upon overall long-term market occupancy levels and are considered what a prudent investor would conservatively allow for credit loss. The remaining sum is effective gross income which an informed investor may anticipate the subject property to produce. We believe this is reasonable in light of overall vacancy in this subject's market area as well as the current leasing structure at the subject.


Effective Gross Income

        In the initial full year of the investment, CY 1995, effective gross revenues ("Total Income" line on cash flow) are forecasted to amount to approximately $10,269,305, equivalent to $50.95 per square foot of total owned GLA.


                                Brookdale Center
                        Effective Gross Revenue Summary
                        Initial Year of Investment - 1995
                        _________________________________

                   Aggregate Sum      Unit Rate        Income Ratio
        ___________________________________________________________


        Potential
        Gross
        Income     $10,495,686        $ 52.07          100.0%
        ___________________________________________________________

        Less:
        Vacancy
        and
        Credit
        Loss       $   226,381        $  1.12           2.2%
        __________________________________________________________

        Effective
        Gross
        Income     $10,269,305        $ 50.95          97.8%
        __________________________________________________________



Expenses

        The total expenses incurred in the production of income from the subject property are divided into two categories: reimbursable and non-reimbursable items. The major expenses which are reimbursable include real estate taxes, common area maintenance, and certain energy expenses. As mentioned, some general and administrative expenses as well as a portion of the management fee is recoverable. The non-reimbursable expenses associated with the subject property include certain general and administrative expenses, ownership's contribution to the marketing fund, management charges (a portion is recovered as part of CAM), miscellaneous expenses, a reserve for the replacement of short-lived capital components, alteration costs associated with bringing the space up to occupancy standards, and a provision for capital expenditures. Unless otherwise cited, expenses are forecasted to grow by 4 percent per annum over the holding period.

        The various expenses incurred in the operation of the subject property have been estimated from information provided by a number of sources. We have reviewed the subject's component operating history for prior years as well as the owner's 1995 budget for these expense items. This information is provided in the Addenda. We have compared this information to published data which are available, as well as comparable expense information. Finally, this information has been tempered by our experience with other regional shopping centers.


Reimbursable Operating Expenses

        We have analyzed each item of expense individually and attempted to project what the typical investor in a property like the subject would consider reasonable, based upon informed opinion, judgement and experience. The following is a detailed summary and discussion of the reimbursable operating expenses incurred in the operation of the subject property during the initial year of the investment holding period.

        Common Area Maintenance - This expense category includes the annual cost of miscellaneous building maintenance contracts, recoverable labor and benefits, security, insurance, landscaping, snow removal, cleaning and janitorial, exterminating, supplies, trash removal, exterior lighting, common area energy, gas and fuel, equipment rental, interest and depreciation, and other miscellaneous charges. A portion of the management fee is recoverable as part of CAM as is a portion of certain general and administrative expenses. In addition, ownership can generally recoup the cost of certain extraordinary capital items from the tenants. Typically, this is limited to certain miscellaneous capital expenditures. In malls like the subject where the CAM budget is high, discretion must be exercised in not trying to pass along every charge as the tenants will resist. Historically, the annual CAM expense (before anchor contributions) can be summarized as follows:


                                Brookdale Center
                               Unit CAM Billings
                                   "D" Lease
                               _________________


                      Year                    Aggregate Amount
                      ________________________________________

                      1990                      $1,652,300

                      1991                      $1,911,600

                      1992                      $1,650,200

                      1993                      $1,901,800

                      1994 Forecasted           $1,915,800

                      1995 Budgeted             $1,944,800
                      ________________________________________



        The 1995 CAM budget is shown to be $1,944,800. An allocation of this budget by line item is as follows:




                            1995 CAM Expense Allocation
                            ___________________________

              Administrative, Payroll and Office        $  411,200


                        Security                        $  542,400


                        Maintenance                     $  680,000


                        Snow Removal                    $   60,000


                        Utilities                       $  251,200
                        __________________________________________

                        Total                           $1,944,800
                        __________________________________________



       Over the past three years, management has been capable of maintaining the expense under $2,000,000. In our analysis, we have reflected a first year expense of $1,950,000 (before inclusion of the management fee). Billable CAM is determined after adding in 58 percent of the management fee and depreciation, deducting major's contributions and adding the 15 percent administrative fee. In 1995, this expense is budgeted at $5.72 per square foot. Historically, it has ranged from $4.55 to $6.15 per square foot as shown below.




                           Year         CAM Per Square Foot
                           ________________________________

                           1990                $4.55


                           1991                $5.89


                           1992                $4.90


                           1993                $5.91


                           1994                $5.78
                           _______________________________

                           1995 (Budget)       $5.72

                           _______________________________


        Real Estate Taxes - The projected taxes to be incurred in 1995 are equal to $3,071,707. As discussed, the standard recovery for this expense is charged on the basis of average occupied area of non-major mall tenant GLA. Taxes are charged to the mall tenants after first deducting department store contributions which are estimated at $521,815 in 1994. This expense item is projected to increase by 5 percent per annum over the balance of the investment holding period.

        Energy - Energy costs consist of the cost to run the central plant as it provides HVAC services to certain tenants. Energy costs have been historically reported as follows:




                         Year                    Amount
                         ______________________________


                         1990                   $216,500


                         1991                   $215,600


                         1992                   $210,300


                         1993                   $261,200


                         1994                   $282,100

                         _______________________________
                         1995 (Budget)          $231,900
                         _______________________________



        We have estimated the 1995 expense at $235,000. The only department store who contributes to this energy cost is Dayton's, whose 1995 contribution is estimated at $270,250. We are advised that ownership can charge a 15 percent administrative fee for their costs in administrating this program. Energy expenses are forecasted to grow by 4 percent per annum throughout the holding period.


Non-Reimbursable Expenses


        The total annual non-reimbursable expenses of the subject property are projected from accepted practices and industry standards. Again, we have analyzed each item of expenditure in an attempt to project what the typical investor in a property similar to the subject would consider reasonable, based upon actual operations, informed opinion and experience. The following is a detailed summary and discussion of non-reimbursable expenses incurred in the operation of the subject property for the initial year. Unless otherwise stated, it is our assumption that these expenses will increase by 4 percent per annum thereafter.

        General and Administrative (Non-CAM) - Expenses related to the administrative aspects of the mall include costs particular to the operation of the mall including salaries, travel and entertainment, and dues and subscriptions. A provision is also made for professional services including legal and accounting fees and other professional consulting services. In 1995, we reflect general and administrative expenses of $275,000.

        Promotion - We have ascribed a 1995 expense of $100,000 for ownership's contribution to the Merchants Association.

        Miscellaneous - This catch-all category is provided for various miscellaneous and sundry expenses that ownership will typically incur. Such items as unrecovered repair costs, non-recurring expenses, expenses associated with maintaining the vacant space and bad debts in excess of our credit loss provision would be included here. In the initial year, these miscellaneous items are forecasted to amount to approximately $30,234, which is equal to $0.15 per square foot of owned GLA. Management - The annual cost of managing the subject property is projected to be 4.5 percent of minimum and percentage rent. In the initial year of our analysis, this amount is shown to be $205,641. Alternatively, this amount is equivalent to approximately 2.0 percent of effective gross income. Our estimate is reflective of a typical management agreement with a firm in the business of providing professional management services. This amount is considered typical for a retail complex of this size. Our investigation into the market for this property type indicates an overall range of fees of 3 to 5 percent. Since ownership does not separately charge leasing commissions, we have used the high end of the range as providing for compensation for these services. In addition, a portion of the management fee is deducted before passing on the balance to the mall tenants as part of CAM.

        Alterations - The principal component of this expense is ownership's estimated cost to prepare a vacant suite for tenant use. At the expiration of a lease, we have made a provision for the likely expenditure of some monies on ownership's part for tenant improvement allowances. In this regard, we have forecasted a cost of $10.00 per square foot for turnover space (initial cost growing at expense growth rate) weighted by our turnover probability of 30 percent. We have forecasted a rate of $1.00 per square foot for renewal (rollover) tenants, based on a renewal probability of 70 percent. The blended rate based on our 70/30 turnover probability is therefore $3.10 per square foot. It is also noted that ownership has been relatively successful in releasing space in its "as is" condition. Evidence of this is seen in our previously presented summary of recent leasing activity at the mall. In order to facilitate the lease-up of the Carson's space which is in raw condition, we have forecasted a workletter of $25.00 per square foot. Also, we have utilized a tenant workletter of $15.00 per square foot for currently vacant space in the mall. The provisions made here for tenant work lends additional conservatism our analysis. These costs are forecasted to increase at our implied expense growth rate.

        Capital Expenditures - Ownership has budgeted for certain capital expenditures which represent items outside of the normal repairs and maintenance budget. As of this writing, the capital expenditure budget has not been approved but we can make some provisions with reasonable certainty for certain repairs. Capital expenditures utilized for this analysis include miscellaneous capital projects, asbestos abatement, and capital reserves. Capital projects on-going at Brookdale Center include the building systems upgrades, lot lighting and signage, roof and parking lot replacement and seal coating, and other capital items identified within General Growth's 1995 Annual Budget. We have also made a provision for an interior renovation in 1997. It was our opinion that a prudent investor would make some provision for necessary repairs and upgrades. To this end, we have reflected expenditures of $500,000 in 1995, $400,000 in 1996, $200,000 in 1997 and $100,000 per annum thereafter. In addition, the property is in need of general upgrading. We have reflected a cost of $4,500,000 equivalent to approximately $22.50 per square foot of mall GLA to be incurred in 1997.

        ACM Abatement - General Growth has also budgeted for asbestos abatement in the mall as tenant space is turned over and abatement is required during renovation. We have therefore included abatement as a capital expenditure in our cash flow. In 1995, asbestos abatement is scheduled to total $150,000. This expense decreases to $75,000 for 1996, and $50,000 in 1997 to 1999.

        Dayton's Operating Agreement - As discussed, Dayton's operating covenant expires in 1996. In order to keep this important anchor tenant at the mall, ownership should prudently expect to contribute toward a retrofit of the store. We have budgeted $7,000,000 which is equivalent to approximately $36.00 per square foot.

        Replacement Reserves - It is customary and prudent to set aside an amount annually for the replacement of short-lived capital items such as the roof, parking lot and certain mechanical items. The repairs and maintenance expense category has historically included some capital items which have been passed through to the tenants. This appears to be a fairly common practice among most malls. However, we feel that over a holding period some repairs or replacements will be needed that will not be passed on to the tenants. Due to the inclusion of many of the capital items in the maintenance expense category, the reserves for replacement classification need not be sizeable. This becomes a more focused issue when the CAM expense starts to get out of reach and tenants begin to complain. For purposes of this report, we have estimated an expense of $0.15 per square foot of owned GLA during the first year, thereafter increasing by our expense growth rate throughout our cash flow analysis.

        Net Income/Net Cash Flow

        The total expenses of the subject property including alterations, commissions, capital expenditures, and reserves are annually deducted from total income, thereby leaving a residual net operating income or net cash flow to the investors in each year of the holding period before debt service. In the initial year of investment, the net income is forecasted to be equal to $4,401,723 which is equivalent to 42.9 percent of effective gross income. Deducting other expenses including capital items results in a net cash flow loss of ($3,609,819).




                                Brookdale Center
                                Operating Summary
                        Initial Year of Investment - 1995
                        _________________________________


             Aggregate Sum        Unit Rate*        Operating Ratio
             ______________________________________________________

Effective
Gross
Income       $10,269,305           $50.95                 100.0%

             ______________________________________________________
Operating
Expenses     $ 5,867,582           $29.11                  57.1%

             ______________________________________________________
Net Income   $ 4,401,723           $21.84                  42.9%

             ______________________________________________________
Other
Expenses     $ 8,011,542           $39.75                  78.0%
             ______________________________________________________

Cash Flow   ($ 3,609,819)         ($17.91)               ( 25.28%)
             ______________________________________________________

                * Based on total owned GLA of 201,561 SF


        Our cash flow model has forecasted the following compound annual growth rates over the ten year holding period 1995-2004.

			Net Income		2.86%

        Overall, this is a reasonable forecast for a property of the subject's calibre and growth pattern which should attract some investor interest.


Investment Parameters

        After projecting the income and expense components of the subject property, investment parameters must be set in order to forecast property performance over the holding period. These parameters include the selection of capitalization rates (both initial and terminal) and application of the appropriate discount or yield rate.


Selection of Capitalization Rates

        The overall capitalization rate bears a direct relationship between net operating income generated by the real estate in the initial year of investment (or initial stabilized year) and the value of the asset in the marketplace. Overall rates are also affected by the existing leasing schedule of the property, the strength or weakness of the local rental market, the property's position relative to competing properties, and the risk/return characteristics associated with competitive investments.

	In recent years, investors have shown a shift in preference to initial return as overall capitalization rates have increased over the past several years.  Analysis of market sales of regional malls shows that capitalization rates have increased from a mean of 5.97 percent in 1988, to a mean of 7.64 percent in 1993.  These sales, as tracked by Cushman &
Wakefield, have included investment grade regional malls throughout the
United States. In 1993, fourteen sales represented a range in capitalization rates.

                        Overall Capitalization Rates
                             Regional Mall Sales
                        ____________________________


                       Overall Capitalization Rates
                             Regional Mall Sales
                        ____________________________


        Year        Range        Mean        Basis Point Change
        _______________________________________________________

        1988        4.99%-8.00%  5.97%             -
        _______________________________________________________

        1989        4.57%-7.26%  5.39%             -58
        _______________________________________________________

        1990        5.06%-9.11%  6.29%             +90
        _______________________________________________________

        1991        5.60%-7.82%  6.44%             +15
        _______________________________________________________

        1992        6.00%-8.00%  7.31%             +87
        _______________________________________________________

        1993        7.00%-9.00%  7.64%             +33
        _______________________________________________________

        1994        7.40%-10.29% 8.63%             +99
        _______________________________________________________


        The data above shows that with the exception of 1989, the average cap rate has shown a rising trend each year. Between 1988 and 1989, the average rate declined by 58 basis points. This was partly a result of dramatically fewer transactions in 1989 as well as the sale of Woodfield Mall at a reported cap rate of 4.57 percent. In 1990 the average cap rate jumped 90 basis points to 6.29 percent. Among the 16 transactions we surveyed that year, there was a marked shift of investment criteria upward with additional basis point risk added due to the deteriorating economic climate for commercial real estate. Furthermore, the problems with department store anchors added to the perceived investment risk.

        1992 saw owners become more realistic in their pricing as some looked to move product because of other financial pressures. The 87 basis point rise to 7.31 percent reflected the reality that in many markets malls were not performing as strongly as expected. A continuation of this trend was seen in 1993 as the average rate has increased by 33 basis points. Only seven transactions have been surveyed for 1994 which reflect a wide range in product quality. The mean OAR of 8.63 percent includes only two transactions in the 7.0 percent range. There does appear to be strong evidence that the rise in cap rates has stabilized and that the demand for good quality retail product will begin to lower yields and force up prices. With the creation of so many retail REITs over the past year, many of which are flush with cash, their appetite to acquire property could have such an affect on pricing.

        The Cushman & Wakefield Winter 1994 survey reveals that going-in cap rates for regional shopping centers range between 6.50 and 9.50 percent with a low average of 7.60 and high average of 8.40 percent, respectively; a spread of 80 basis points. Generally, the change in average capitalization rates over the Fall/Winter 1993 survey shows that the low average increased by 20 basis points, while the upper average decreased by 12 points. Terminal, or going-out rates are now
        8.00 and 8.80 percent, representing an increase of 32 and 16 basis points, respectively, from Fall/Winter 1993 averages.


                        Cushman & Wakefield Appraisal Services
                     National Investor Survey - Regional Malls (%)
                     ____________________________________________

        Investment    Winter    1994      Summer       1994    Fall/Winter 1993
        Parameters    LOW       HIGH      LOW          HIGH    LOW         HIGH
        ______________________________________________________________________
        OAR/Going-In  6.50-9.50,7.50-9.50 6.50-9.50,6.50-10  6.75-8,7.50-10.00
                         7.6       8.4       7.6       8.30    7.40    8.52
        ______________________________________________________________________
        OAR/Terminal  7.00-9.50,7.50-10.50,7.00-9.5,7.5-10   7.5-9.0,7.5-11.00
                         8.0       8.8       8.20    8.90      7.68     8.64
        ______________________________________________________________________
        IRR           10-11.50, 10-13      9-11, 11-13        10-15   10.50-15
                        10.5    11.5       10.60  11.60        11.11    12.09
        ______________________________________________________________________




        The fourth quarter 1994 Peter F. Korpacz survey finds that cap rates have remained relatively stable. They recognize that there is extreme competition for the few premier malls that are offered for sale which should exert downward pressure on rates.




                        NATIONAL REGIONAL MALL MARKET
                             FOURTH QUARTER 1994
                        _____________________________

KEY INDICATORS              CURRENT      LAST
Free & Clear Equity IRR     QUARTER      QUARTER         YEAR AGO
______________________________________________________________________

RANGE
AVERAGE                  10.00%-14.00%   10.00%-14.00%   10.00-14.00%
                             11.60%           11.60%         11.65%

CHANGE (Basis Points)          -                - 0           - 5

Free & Clear Going-In Cap Rate

RANGE
AVERAGE                   6.25%-11.00%    6.00%-11.00%    6.00%-11.00%
                              7.73%           7.73%           7.70%

Residual Cap Rate

RANGE
AVERAGE                   7.00%-11.00%    7.00%-11.50%    7.00-11.50%
                             8.30%            8.32%          8.34%

CHANGE (Basis Points)          -                - 2           - 4
______________________________________________________________________

Source: Peter Korpacz Associates, Inc. - Real Estate Investor Survey Fourth Quarter - 1994


       As can be seen from the above, the average IRR has decreased by 5 basis points to 11.60 percent from one year ago. However, it is noted that this measure has been relatively stable over the past twelve months.
       The quarter's average initial free and clear equity cap rate rose 3 basis points to 7.73 percent from a year earlier, while the residual cap rate decreased 4 basis points to 8.30 percent.

       Most retail properties that are considered institutional grade are existing, seasoned centers with good inflation protection that offer stability in income and are strongly positioned to the extent that they are formidable barriers to new competition. Equally important are centers which offer good upside potential after face-lifting, renovations, or expansion. With new construction down substantially, owners have accelerated renovation and re-merchandising programs. Little competition from over-building is likely in most mature markets within which these centers are located. Environmental concerns and "no-growth" mentalities in communities are now serious impediments to new retail development.

       Equitable Real Estate Investment Management, Inc. reports in their Emerging Trends in Real Estate - 1995 that their respondents give retail investments reasonably good marks for 1995. It is estimated that the bottom of the market for retail occurred in 1993. During 1994, value changes for regional malls and power centers is estimated to be 1.4 and
       3.5 percent, respectively.  Other retail property should see a rise of
       1.7 percent in 1994. Forecasts for 1995 show regional malls leading the other retail categories with a 2.8 percent increase. Power centers and other retailers are expected to have increases of 2.6 and 2.2 percent, respectively. Long term prospects (1995-2005) for regional malls fare the best for all retail properties which is expected to outstrip total inflation (4.0 percent) with a 43 percent gain.

       The bid/deal spread has narrowed due to a pick up in transactions. On average, the bid/ask spread for retail property is 60 to 70 basis points, implying a pricing gap of 5 to 10 percent.


                    Capitalization Rate Bid/Ask Characteristics (%)
                    _______________________________________________


             Type        Bid        Ask        Bid/Ask Spread        Deal
             ____________________________________________________________

             Regional
             Mall        8.1        7.3             .8                7.5


             Power
             Center      9.3        8.7             .6                8.8


             Other       9.7        9.1             .6                9.3
             ____________________________________________________________



        Prospects for regional malls and smaller retail investments are tempered by the choppy environment featuring increased store competition and continued shakeout. Population increases are expected to be concentrated in lower income households, not the middle to upper income groups. Through the balance of the 1990s, retail sales are expected to outpace inflation on an annual basis of only 2 percent. Thus, with a maturing retail market, store growth and mall investment gains will come at the expense of competition.

        Emerging Trends sees a 15 to 20 percent reduction in the number of malls nationwide before the end of the decade. The report goes on to cite that after having been written off, department stores are emerging from the shake-out period as powerful as ever. Many of the nations largest chains are reporting impressive profit levels, part of which has come about from their ability to halt the double digit sales growth of the national discount chains. Mall department stores are aggressively reacting to power and outlet centers to protect their market share. Department stores are frequently meeting discounters on price.

        Despite the competitive turmoil, Emerging Trends, interviewees remain moderately positive about retail investments.

        Evidence has shown that mall property sales which include anchor stores have lowered the square foot unit prices for some comparables, and have affected investor perceptions. In our discussions with major shopping center owners and investors, we learned that capitalization rates and underwriting criteria have become more sensitive to the contemporary issues affecting department store anchors. Traditionally, department stores have been an integral component of a successful shopping center and, therefore, of similar investment quality if they were performing satisfactorily.

        During the 1980's a number of acquisitions, hostile take-overs and restructurings occurred in the department store industry which changed the playing field forever. Weighted down by intolerable debt, combined with a slumping economy and a shift in shopping patterns, the end of the decade was marked by a number of bankruptcy filings unsurpassed in the industry's history. Evidence of further weakening continued into 1991-1992 with filings by such major firms as Carter Hawley Hale, P.A. Bergner & Company, and Macy's. In early 1994, Woodward & Lothrop announced a bankruptcy involving two department store divisions that dominate the Philadelphia and Washington D.C. markets. More recently, however, department stores have been reporting a return to profitability resulting from increased operating economies and higher sales volumes. Sears, once marked by many for extinction, has more recently won the praise of analysts. However, their cost cutting was deep and painful as it involved closure to nearly 100 stores.
        Federated Department Stores has also been acclaimed as a text book example on how to successfully emerge from bankruptcy. They have recently merged with Macy's to form one of the nation's largest department store companies with sales in excess of $13.0 billion dollars. The explosive growth of the category killers has caused department stores to aggressively cut costs and become more efficient in managing their inventory.

        With all this in mind, investors are looking more closely at the strength of the anchors when evaluating an acquisition. Most of our survey respondents were of the opinion that they were indifferent to acquiring a center that included the anchors versus stores that were independently owned if they were good performers. However, where an acquisition includes anchor stores, the resulting cash flow is typically segregated with the income attributed to anchors (base plus percentage rent) analyzed at a higher cap rate then that produced by the mall shops.

	Investors have shown a shift in preference to initial return, placing probably less emphasis on the DCF.  Understandably, this thinking has evolved after a few hard years of reality where optimistic cash flow projections did not materialize.  The DCF is still, in our opinion, a valid valuation technique that when properly supported, can present a realistic forecast of a property's performance and its current value in the marketplace.
Generally, we are inclined to group and characterize regional malls


        Our survey of 1993 regional mall sales shows a mean overall capitalization rate of 7.65 percent. The average terminal capitalization rate was 13 basis points higher at 7.78 percent while the average discount rate was 11.49 percent. We are still in the process of confirming 1994 activity but preliminary results show an average overall rate of 8.63 percent and an IRR of 11.27 percent.

       Based upon this discussion, we are inclined to group and characterize regional malls.

	Cap Rate Range	Category

	6.5% to 7.0%	Top 20 malls in the country.

        7.0% to 8.5%    Dominant Class A investment grade property, excellent
                        demographics (top 50 markets), and considered to

                        present a significant barrier to entry within its trade area.

        8.5% to 10.5%   Somewhat broad characterization of investment quality
                        properties ranging from primary MSAs to second tier cities. Properties at the higher end of the scale are probably somewhat vulnerable to new competition in their market.

        10.5% to 12.0%  Remaining product which has limited appeal or significant risk which will attract only a smaller, select group of investors.

        Brookdale Center is an older property that has been impacted by its competition, changing demographics, and aging physical plant. In addition, the threat of competition has intensified and the possibility exists that Dayton's could leave should one of the proposed malls be built.

        However, we do recognize that management has been addressing the physical issues and continues to be relatively successful in attracting new tenants to the mall. The renovation of the Carson's Throat area will be a long term benefit to the property.

        Finally, we don't believe that the conversion of the Carson's store to a Mervyn's will have a material impact on the center's investment appeal. While new to the region, Dayton's is making a major commitment to the Twin Cities area by converting seven units to this new store format. The lower price points offered by Mervyn's will compliment the higher priced apparel found at the traditional Dayton's. Mervyn's market niche is more representative of Brookdale's trade area. While it will compete with Kohl's, the two stores should act as a more cohesive draw to the mall and enhance its total trade area draw.

        On balance, a property with the characteristics of the subject would potentially trade at an overall rate between 8.75 and 9.0 percent based on first year income if it were operating on a stabilized operating income basis.

        For the reversion year, additional basis points would be added to the going-in rate to account for future risks of operating the property. This contingency is typically used to cover any risks associated with lease-up of vacant space, costs of maintaining occupancy, prospects of future competition, and the uncertainty of maintaining forecasted growth rates over the holding period. Investors may structure a differential of up to 100 basis points in their analysis depending on the quality and attributes of the property and its market area. In the surveys cited, typical reversion, or going-out rates run between 10 and 60 basis points above the initial cap. However, because of the risk associated with the subject, we believe that a wider range is warranted. By adding 50 to 100 points to the subject's overall rate, the implied terminal capitalization rate would run between 9.25 and
        10.0 percent. By applying a rate of say, 9.75 percent to the reversion year's net operating income core reserves, capital expenditures, leasing commissions, and alterations, yields an overall sale price at the end of the holding period of approximately $62.82 million for the subject (based on net income of $6,124,844 in calendar year 2005).

        From the projected reversionary value, we have made a deduction to account for the various transaction costs associated with the sale of an asset of this type. These costs amount to 2.0 percent of the total disposition price of the subject property as an allowance for transfer taxes, professional fees, and other miscellaneous expenses including an allowance for alteration costs that the seller pays at final closing. Deducting these transaction costs from the computed reversion renders the pre-tax net proceeds of sale to be received by an investor in the subject property at the end of the holding period.


                          Net Proceeds at Reversion
                          _________________________

        Gross Sale Price      Less Costs of Sale
        at Disposition        & Misc. Expenses @ 2%       Net Proceeds
        ______________________________________________________________


        $62,819,000              $1,256,380               $61,562,620
        _____________________________________________________________



Selection of Discount Rate


        The discounted cash flow analysis makes several assumptions which reflect typical investor requirements for yield on real property. These assumptions are difficult to directly extract from any given market sale or by comparison to other investment vehicles. Instead, investor surveys of major real estate investment funds and trends in bond yield rates are often cited to support such analysis.

        A yield or discount rate differs from an income rate, such as cash-on-cash (equity dividend rate), in that it takes into consideration all equity benefits, including the equity reversion at the time of resale and annual cash flow from the property. The internal rate of return is the single-yield rate that is used to discount all future equity benefits (cash flow and reversion) into the initial equity investment. Thus, a current estimate of the subject's present value may be derived by discounting the projected income stream and reversion year sale at the property's yield rate.

        Yield rates on long term real estate investments range widely between property types. As cited in Cushman & Wakefield's Winter 1994 survey, investors in regional malls are currently looking at broad rates of return between 10.0 and 13.00 percent, down slightly from both the Summer 1994 and the Fall/Winter 1993 surveys. The indicated low and high means are 10.50 and 11.50 percent, respectively. Peter F. Korpacz reports an average internal rate of return of 11.60 percent for the fourth quarter 1994, down 5 basis points from year ago levels. CB Commercial's survey also suggests an 11.60 percent IRR, up 20 points from one year ago.

        The various sales discussed in the Sales Comparison Approach displayed expected rates of return between 10.75 and 12.50 percent for 1993, with a mean of 11.53 percent for those sales reporting IRR expectancies.
        The range reported represents primarily Class A, investment grade malls. Rates for marginal Class B centers in second tier locations typically show rates in excess of 12.00 percent.

        The yield rate on a long term real estate investment can also be compared with yield rates offered by alternative financial investments since real estate must compete in the open market for capital. In developing an appropriate risk rate for the subject, consideration has been given to a number of different investment opportunities. The following is a list of rates offered by other types of securities.


        Market Rates and Bond Yields (%)   January 30, 1995     Year Ago
        _______________________________________________________________

        Reserve Bank Discount Rate               4.75             3.00
        Prime Rate (Monthly Average)             8.50             6.00
        3-Month Treasury Bills                   5.73             2.99
        U.S. 10-Year Bonds                       7.60             5.64
        U.S. 30-Year Bonds                       7.75             6.23
        Telephone Bonds                          8.62             7.15
        Municipal Bonds                          6.70             5.45

        Source: New York Times
        _______________________________________________________________



        This compilation of yield rates from alternative investments reflects varying degrees of risk as perceived by the market. Therefore, a riskless level of investment might be seen in a three month treasury bill at 5.73 percent. A more risky investment, such as telephone bonds, would currently yield a much higher rate of 8.62 percent. As of this writing, the prime rate has been increased to 8.50, while the discount rate has increased to 4.75 percent. Ten year treasury notes are currently yielding around 7.62 percent, while 30-year bonds are at
        7.75 percent.

        Real estate investment typically requires a higher rate of return (yield) and is much influenced by the relative health of financial markets. A regional mall investment tends to incorporate a blend of risk and credit based on the tenant mix, the anchors that are included (or excluded) in the transaction, and the assumptions of growth incorporated within the cash flow analysis. An appropriate discount rate selected for a regional mall thus attempts to consider the underlying credit and security of the income stream, and includes an appropriate premium for liquidity issues relating to the asset. There has historically been a consistent relationship between the spread in rates of return for real estate and the "safe" rate available through long-term treasuries or high-grade corporate bonds. A wider gap between return requirements for real estate and alternative investments has been created in recent years due to illiquidity issues, the absence of third party financing, and the decline in property values.

        Investors have suggested that the regional mall market has become increasingly "tiered" over the past two years. The country's premier malls are considered to have the strongest trade areas, excellent anchor alignments, and significant barriers of entry to future competitive supply. These and other "dominant" malls will have average mall shop sales above $300 per square foot and be attractive investment vehicles in the current market. It is our opinion that the subject would attract considerable interest from institutional investors if offered for sale in the current marketplace. There are few regional mall assets of comparable quality currently available, and many regional malls have been included within REITs, rather than offered on an individual property basis. However, we must further temper our analysis due to the fact that there remains some risk that the inherent assumptions employed in our model come to full fruition.

        We have briefly discussed the investment risks associated with the subject. On balance, it is our opinion that an investor in the subject property would require an internal rate of return between 12.5 and 13.0 percent.


Investment Analysis


        Analysis by the discounted cash flow method is examined over a holding period that allows the investment to mature, the investor to recognize a return commensurate with the risk taken, and a recapture of the original investment. Typical holding periods usually range from 10 to 20 years and are sufficient for the majority of institutional grade real estate such as the subject to meet the criteria noted above. In the instance of the subject, we have analyzed the anticipated cash flows over an ten year period commencing on January 1, 1995.

        A sale or reversion is deemed to occur at the end of the 10th calendar year (December 31, 2004) based upon capitalization of the following year's net operating income. This is based upon the premise that a purchaser is buying the following year's net income. Therefore, our analysis reflects this practice by capitalizing the first year of the next holding period.

        The present value was formulated by discounting the property cash flows at various yield rates. The yield rate utilized to discount the projected cash flow and eventual property reversion was based on our analysis of anticipated yield rates of investors dealing in similar investments. The rates reflect acceptable expectations of yield to be achieved by investors currently in the marketplace shown in their current investment criteria and as extracted from regional and super regional mall sales.


Cash Flow Assumptions


        Our cash flows forecasted for the mall have been presented. To reiterate, the formulation of these cash flows incorporated into our computer model the following general assumptions.

        1) The pro forma is presented on a calendar year basis commencing on January 1, 1995. The present value analysis is based on a 10 year holding period commencing from that date. This period reflects 10 years of operations and follows an adequate time for the property to proceed through an orderly lease-up and continue to benefit from its on-going remerchandising. In this regard, we have projected that the investment will be sold at year end 2004.

        2) Existing lease terms and conditions remain unmodified until their expiration. At expiration, it has been assumed that there is a 70 percent probability that the existing retail tenants will renew their lease. Executed and high probability pending leases have been assumed to be signed in accordance with negotiated terms as of the date of valuation. Some tenants have renewal options which are generally favorable. In most instances we have assumed that options are exercised.

        3) 1995 base date market rental rates for existing tenants have been established according to tenant size with consideration given to location within the mall, the specific merchandise category, as well as the tenants sales history. Lease terms throughout the total complex vary but for new in-line mall tenants are generally 10 years with step-ups in the 4th and 8th years. Upon renewal, it is assumed that new leases are also written for 10 years with the same rent step schedule. An exception exists in the instance where a tenant had been paying percentage rent and is forecasted to continue to pay percentage rent over the ensuing 10 year period. In these instances, we have assumed that a flat lease will be written. Kiosk leases are assumed to be written for 5 year terms with a 10 percent increase in year 4.

        4) Market rents have been established for 1995. Subsequently, it is our assumption that market rental rates for mall tenants will be flat in 1996 and then increase by 1 percent in 1997, 2 percent in 1998, 3 percent in 1999, and 3.5 percent per annum on average thereafter over the investment holding period.

        5) Most tenants have percentage rental clauses providing for the payment of overage rent. We have relied upon sales data through 1994 as provided by management. In our analysis, we have forecasted that sales will decline by 1.5 percent in 1995 and then grow by 2 percent in 1997, 3 percent in 1998, and 3.5 percent per annum thereafter.

        6) Expense recoveries are based upon terms specified in the various lease contracts. As identified, due to the age of the mall and its variety of components, there are a myriad of reimbursement methods. The new standard lease contract for real estate taxes, and common area maintenance billings for interior mall tenants is based upon a tenants pro rata share with the latter carrying an administrative surcharge of 15 percent. Pro-rata share is calculated on leased (occupied) area as opposed leasable area after deduction for the contributions of department stores for these expense pools. Energy (HVAC) is recoverable from Dayton's with a 15 percent administrative fee.

        7) Income lost due to vacancy and non-payment of obligations has been based upon our turnover probability assumption as well as a global provision for credit loss. Upon the expiration of a lease, there is 30 percent probability that the retail tenant will vacate the suite. At this time we have forecasted that rent loss equivalent to 6 months rent would be incurred to account for the time associated with bringing the space back on-line. In addition, we have forecasted an annual global vacancy and credit loss ranging from 3.0 percent to 6.0 percent of gross rental income. This global provision is applied to all tenants excluding anchor department stores.

        8) Operating expenses are generally forecasted to increase by 4 percent per year except for management which is based upon 4.5 percent of minimum and percentage revenues annually and taxes which are forecasted to grow by 5 percent per year. Alteration costs are assumed to escalate at our forecasted expense inflation rate.

         9) A provision for capital reserves initially equal to $.15 per square foot of total owned GLA (mall shops) has been deducted. An alteration charge of $10.00 per square foot rate to turnover retail space with a $1.00 per square foot allowance for rollover tenants. Raw space associated with the Carson's Throat area has been allocated a $25.00 per square foot workletter.

        For a property such as the subject, it is our opinion that an investor would require an all cash discount rate in the range of 12.50 to 13.0 percent. Accordingly, we have discounted the projected future pre-tax cash flows to be received by an equity investor in the subject property to a present value so as to yield 12.50 to 13.0 percent at 25 basis point intervals on equity capital over the holding period. This range of rates reflects the risks associated with the investment.
        Discounting these cash flows over the range of yield and terminal rates now being required by participants in the market for this type of real estate places additional perspective upon our analysis. A valuation matrix for Brookdale Center appears below.


                                   Brookdale Center
                                   Valuation Matrix
                                   ________________

          Terminal Rate      12.50%        12.75%        13.0%
          ______________________________________________________

          9.50%         $35,072,000    $34,406,000   $33,754,000

          9.75%         $34,573,000    $33,918,000   $33,277,000

         10.00%         $34,099,000    $33,454,000   $32,823,000
          ______________________________________________________


        Through such a sensitivity analysis, it can be seen that the present value of the subject property varies from approximately $32.8 to $35.1 million. Giving consideration to all of the characteristics of the subject previously discussed, we feel that a prudent investor would require a yield which falls near the middle of the range outlined above for this property. Accordingly, we believe that based upon all of the assumptions inherent in our cash flow analysis, an investor would look toward as IRR of approximately 12.75 percent and a terminal rate of
        9.75 percent as being most representative of the subject's value in the market. In view of the analysis presented here, it becomes our opinion that the discounted cash flow analysis indicates a market value of $34,000,000 for the subject property. The indices of investment generated through this indicated value conclusion are shown below.


                                   Brookdale Center
                                  Investment Indices
                                  __________________

                 Equity Yield (IRR)                        12.72%
                 Overall Capitalization Rate *             12.95%
                 Price/SF of Owned Mall Shop GLA         $168.68
                 ________________________________________________

        *  Based on net income of $4,401,723 for first year (calendar year
           1995)

        ** Based on 201,561 square feet
        _____________________________________________________________________


        We note that the computed equity yield is not necessarily the true rate of return on equity capital. This analysis has been performed on a pre-tax basis. The tax benefits created by real estate investment will serve to attract investors to a pre-tax yield which is not the full measure of the return on capital.


Direct Capitalization


        To further support our value conclusion at stabilization derived via the discounted cash flow analysis, we have also utilized the direct capitalization method. In direct capitalization an overall rate is applied to the net operating income of the subject property. In this case, we will again consider the indicated overall rates from the comparable sales in the Sales Comparison Approach as well as those rates established in our Investor Survey.

        The sales displayed in our summary charts developed overall rates ranging from 5.60 to 10.29 percent.

        Generally, new construction and centers leased at economic rates tend to sell for relatively high overall capitalization rates. Conversely, centers that are older and contain below-market leases reflecting leasing profiles with good upside potential tend to sell with lower overall capitalization rates. The subject has, in our opinion, some good upside potential through releasing and remerchandising. However, there remains a threat from increased competition in view of the dynamic nature of the MSA.

        In view of all of the above, we would anticipate that at the subject would trade at an overall rate of approximately 8.75 to 9.25 percent applied to first year income. Applying these rates to first year net operating income before reserves, alterations and other expenses for the subject of $4,401,723 results in a value of approximately $47,586,000 to $50,305,000.

        From these indicated values, we must consider a deduction for capital expenditures, asbestos removal, and significant building alterations planned over the near-term at the property. As such, we have estimated the present worth of these expenditures, discounting them back at the property's discount rate of approximately 12.75 percent. The discounting of these figures can be seen below.


                           Present Value of Capital Expenditures
                           _____________________________________

                        Year           Expense   Net Present Value

                        1995        $ 7,954,290        $ 7,054,803

                        1996        $   928,267        $   730,197

                        1997        $ 5,147,099        $ 3,590,979

                        1998        $   242,277        $   149,915

                        1999        $   164,665        $    90,369

                        Total       $14,436,598        $11,616,263
                        __________________________________________


        By deducting $11,620,000 from the previously calculated values, we see a range for the subject property of approximately $35,970,000 to $38,685,000. On balance, we would be inclined to conclude at a point somewhere near the middle of the range presented. Based on the above, the resulting net valuation via direct capitalization is shown to be $37,000,000 as of January 1, 1995.

        Application of the Sales Comparison Approach and Income Approaches used in the valuation of the subject property has produced results which fall within a reasonably acceptable range. Restated, these are:


                Methodology                   Market Value Conclusion
                _____________________________________________________

                Sales Comparison Approach    $33,900,000 - $36,400,000

                Income Approach
                 Direct Capitalization       $37,000,000
                 Discounted Cash Flow        $34,000,000
                _____________________________________________________


        This is considered a narrow range in possible value given the magnitude of the value estimates. Both approaches are well supported by data extracted from the market. There are, however, strengths and weaknesses in each of these two approaches which require reconciliation before a final conclusion of value can be rendered.

Sales Comparison Approach

        The Sales Comparison Approach arrived at a value indicted for the property by analyzing historical arms-length transaction, reducing the gathered information to common units of comparison, adjusting the sale data for differences with the subject and interpreting the results to yield a meaningful value conclusion. The basis of these conclusions was the cash-on-cash return based on net income and the adjusted price per square foot of gross leasable area sold. An analysis of the subject on the basis of its implicit sales multiple was also utilized.

        The process of comparing historical sales data to assess what purchasers have been paying for similar type properties is weak in estimating future expectations. Although the unit sale price yields comparable conclusions, it is not the primary tool by which the investor market for a property like the subject operates. In addition, no two properties are alike with respect to quality of construction, location, market segmentation and income profile.
        As such, subjective judgement necessarily become a part of the comparative process. The usefulness of this approach is that it interprets specific investor parameters established in their analysis and ultimate purchase of a property. In light of the above, the writers are of the opinion that this methodology is best suited as support for the conclusions of the Income Approach. This is also particularly relevant in the estimation of value at stabilization. It does provide useful market extracted rates of return such as overall rates to simulate investor behavior in the Income Approach.


Income Approach


        Discounted Cash Flow Analysis

        The subject property is highly suited to analysis by the discounted cash flow method as it will be bought and sold in investment circles. The focus on property value in relation to anticipated income is well founded since the basis for investment is profit in the form of return or yield on invested capital. The subject property, as an investment vehicle, is sensitive to all changes in the economic climate and the economic expectations of investors. The discounted cash flow analysis may easily reflect changes in the economic climate of investor expectations by adjusting the variables used to qualify the model. In the case of the subject property, the Income Approach can analyze existing leases, the probabilities of future rollovers and turnovers and reflect the expectations of overage rents. Essentially, the Income Approach can model many of the dynamics of a complex shopping center. The writers have considered the results of the discounted cash flow analysis because of the ability of this method in accounting for the particular characteristics of the property, as well as being the tool used by many purchasers.

Capitalization

        Direct capitalization has its basis in capitalization theory and uses the premise that the relationship between income and sales price may be expressed as a rate or its reciprocal, a multiplier. This process selects rates derived from the marketplace, in much the same fashion as the Sales Comparison Approach and applies this to a projected net operating income to derive a sale price. The weakness here is the idea of using one year of cash flow as the basis for calculating a sale price. This is simplistic in its view of expectations and may sometimes be misleading. If the year chosen for the analysis of the sale price contains an income steam that is over or understated this error is compounded by the capitalization process. Nonetheless, real estate of the subject's caliber is commonly purchased on a direct capitalization basis. Overall, this methodology was given important consideration in our total analysis.

Conclusions

        We have briefly discussed the applicability of each of the methods presented. Because of certain vulnerable characteristics in the Sales Comparison Approach, it has been used as supporting evidence and as a final check on the value conclusion indicated by the Income Approach methodologies. The ranges in value exhibited by the Income Approach are consistent with the leasing profiles. Each indicates complimentary results with the Sales Comparison Approach, the conclusions being supportive of each method employed, and neither range being extremely high or low in terms of the other.

        As a result of our analysis, we have formed an opinion that the market value of the leased fee estate in the referenced property, subject to the assumptions, limiting conditions, certifications, and definitions, as of January 1, 1995, was:

                                THIRTY FIVE MILLION DOLLARS
                                       $35,000,000


"Appraisal" means the appraisal report and opinion of value stated therein, or the letter opinion of value, to which these Assumptions and Limiting Conditions are annexed.
"Property" means the subject of the Appraisal.

"C&W" means Cushman & Wakefield, Inc. or its subsidiary which issued the Appraisal.

"Appraiser(s)" means the employee(s) of C&W who prepared and signed the Appraisal.

The Appraisal has been made subject to the following assumptions and limiting conditions:

        1. No opinion is intended to be expressed and no responsibility is assumed for the legal description or for any matters which are legal in nature or require legal expertise or specialized knowledge beyond that of a real estate appraiser. Title to the Property is assumed to be good and marketable and the Property is assumed to be free and clear of all liens unless otherwise stated. No survey of the Property was undertaken.

        2. The information contained in the Appraisal or upon which the Appraisal is based has been gathered from sources the Appraiser assumes to be reliable and accurate. Some of such information may have been provided by the owner of the Property. Neither the Appraiser nor C&W shall be responsible for the accuracy or completeness of such information, including the correctness of estimates, opinions, dimensions, sketches, exhibits and factual matters.

        3. The opinion of value is only as of the date stated in the Appraisal. Changes since that date in external and market factors or in the Property itself can significantly affect property value.

        4. The Appraisal is to be used in whole and not in part. No part of the Appraisal shall be used in conjunction with any other appraisal. Publication of the Appraisal or any portion thereof without the prior written consent of C&W is prohibited. Except as may be otherwise stated in the letter of engagement, the Appraisal may not be used by any person other than the party to whom it is addressed or for purposes other than that for which it was prepared. No part of the Appraisal shall be conveyed to the public through advertising, or used in any sales or promotional material without C&W's prior written consent. Reference to the Appraisal Institute or to the MAI designation is prohibited.

        5. Except as may be otherwise stated in the letter of engagement, the Appraiser shall not be required to give testimony in any court or administrative proceeding relating to the Property or the Appraisal.

        6. The Appraisal assumes (a) responsible ownership and competent management of the Property; (b) there are no hidden or unapparent conditions of the Property, subsoil or structures that render the Property more or less valuable (no responsibility is assumed for such conditions or for arranging for engineering studies that may be required to discover them);
                (c) full compliance with all applicable federal, state and local zoning and environmental regulations and laws, unless noncompliance is stated, defined and considered in the Appraisal; and (d) all required licenses, certificates of occupancy and other governmental consents have been or can be obtained and renewed for any use on which the value estimate contained in the Appraisal is based.

        7. The physical condition of the improvements considered by the Appraisal is based on visual inspection by the Appraiser or other person identified in the Appraisal. C&W assumes no responsibility for the soundness of structural members nor for the condition of mechanical equipment, plumbing or electrical components.

        8. The forecasted potential gross income referred to in the Appraisal may be based on lease summaries provided by the owner or third parties. The Appraiser assumes no responsibility for the authenticity or completeness of lease information provided by others. C&W recommends that legal advice be obtained regarding the interpretation of lease provisions and the contractual rights of parties.

        9. The forecasts of income and expenses are not predictions of the future. Rather, they are the Appraiser's best estimates of current market thinking on future income and expenses. The Appraiser and C&W make no warranty or representation that these forecasts will materialize. The real estate market is constantly fluctuating and changing. It is not the Appraiser's task to predict or in any way warrant the conditions of a future real estate market; the Appraiser can only reflect what the investment community, as of the date of the Appraisal, envisages for the future in terms of rental rates, expenses, supply and demand.

        10. Unless otherwise stated in the Appraisal, the existence of potentially hazardous or toxic materials which may have been used in the construction or maintenance of the improvements or may be located at or about the Property was not considered in arriving at the opinion of value. These materials (such as formaldehyde foam insulation, asbestos insulation and other potentially hazardous materials) may adversely affect the value of the Property. The Appraisers are not qualified to detect such substances. C&W recommends that an environmental expert be employed to determine the impact of these matters on the opinion of value.

        11. Unless otherwise stated in the Appraisal, compliance with the requirements of the Americans With Disabilities Act of 1990
                (ADA) has not been considered in arriving at the opinion of value. Failure to comply with the requirements of the ADA may adversely affect the value of the Property. C&W recommends that an expert in this field be employed.

        12. If the Appraisal has been prepared for The Resolution Trust Corporation ("RTC"), it may be distributed to parties requesting a copy in accordance with RTC policy. However, as to such parties, the Appraisal shall be deemed provided for informational purposes only and such recipients shall not be entitled to rely on the Appraisal for any purpose nor shall C&W or the Appraisers have any liability to such recipients based thereon.


                                CERTIFICATION OF APPRAISAL



	We certify that, to the best of our knowledge and belief:

 1. Richard W. Latella, MAI inspected the property. Jay F. Booth did not inspect the property but provided significant assistance in the preparation of the cash flows and the report.

 2.	The statements of fact contained in this report are true and correct.

 3. The reported analyses, opinions, and conclusions are limited only by the reported assumptions and limiting conditions, and are our personal, unbiased professional analyses, opinions, and conclusions.

 4. We have no present or prospective interest in the property that is the subject of this report, and we have no personal interest or bias with respect to the parties involved.

 5.	Our compensation is not contingent upon the reporting of a predetermined value or direction in value that favors the cause of the client, the amount of the value estimate, the attainment of a stipulated result, or the occurrence of a subsequent event. The appraisal assignment was not based on a requested minimum valuation, a specific valuation or the approval of a loan.

 6. No one provided significant professional assistance to the persons signing this report.

 7. Our analyses, opinions, and conclusions were developed, and this report has been prepared, in conformity with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation and the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute.

 8. The use of this report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.

 9. As of the date of this report, Richard W. Latella has completed the requirements of the continuing education program of the Appraisal Institute.


        Richard W. Latella, MAI                 Jay F. Booth
        Senior Director                         Valuation Advisory Services
        Retail Valuation Group




                    1995 ANNUAL BUDGET FOR BROOKDALE CENTER




                                   ADDENDA



                        OPERATING EXPENSE BUDGET

                           TENANT SALES REPORT

                      PRO-JECT LEASE ABSTRACT REPORT

                    PRO-JECT PROJECT ASSUMPTIONS REPORT

                      PRO-JECT TENANT REGISTER REPORT

                     PRO-JECT LEASE EXPIRATION REPORT

                          EMDS FULL DATA REPORT

                   CUSHMAN & WAKEFIELD INVESTOR SURVEY

                        APPRAISERS' QUALIFICATIONS

                             PARTIAL CLIENT LIST




                   CUSHMAN & WAKEFIELD APPRAISAL SERVICES
                NATIONAL INVESTOR SURVEY - FALL/WINTER 1994

                Listed by subcategory (detail in original Summary Report)

                           OFFICES--URBAN, CLASS A
                              OFFICES-SUBURBAN
                                 INDUSTRIAL
                       RETAIL CENTERS OTHER THAN MALLS
                              REGIONAL MALLS
                                APARTMENTS
                                 LODGING




                 QUALIFICATIONS OF RICHARD W. LATELLA



PROFESSIONAL AFFILIATIONS

Member, American Institute of Real Estate Appraisers
  (MAI Designation #8346)

New York State Certified General Real Estate Appraiser #46000003892

Pennsylvania State Certified General Real Estate Appraiser #GA-001053-R State of Maryland Certified General Real Estate Appraiser #01462

New Jersey Real Estate Salesperson (License #NS-130101-A)

Certified Tax Assessor - State of New Jersey

Affiliate Member - International Council of Shopping Centers, ICSC

REAL ESTATE EXPERIENCE

Senior Director, National Retail Valuation Services, Cushman & Wakefield Appraisal Division. Cushman & Wakefield is a national full service real estate organization and a Rockefeller Group Company. While Mr. Latella's experience has been in appraising a full array of property types, his principal focus is in the appraisal and counseling for major retail properties and specialty centers on a national basis. As Senior Director of Cushman & Wakefield's Retail Group his responsibilities include the coordination of the firm's national group of appraisers who specialize in the appraisal of regional malls, department stores and other major retail property types. He has personally appraised and consulted on in excess of 150 regional malls and specialty retail properties across the country.

Senior Appraiser, Valuation Counselors, Princeton, New Jersey, specializing in the appraisal of commercial and industrial real estate, condemnation analyses and feasibility studies for both corporate and institutional clients from July 1980 to April 1983.

Supervisor, State of New Jersey, Division of Taxation, Local Property and Public Utility Branch in Trenton, New Jersey, assisting and advising local municipal and property tax assessors throughout the state from June 1977 to July 1980.

Associate, Warren W. Orpen & Associates, Trenton, New Jersey, assisting in the preparation of appraisals of residential property and condemnation analyses from July 1975 to April 1977.

FORMAL EDUCATION

Trenton State College, Trenton, New Jersey
  Bachelor of Science, Business Administration - 1977

American Institute of Real Estate Appraisers, Chicago, Illinois
  Basic Appraisal Principles, Methods and Techniques - 1980
  Capitalization Theory and Techniques Part I - 1981
  Capitalization Theory and Techniques Part III - 1981
  Case Studies in Real Estate Valuation - 1982
  Valuation Analysis and Report Writing - 1982
  Investment Analysis - 1983
  Capitalization Theory and Techniques Part II - 1986
  Standards of Professional Practice - 1987

State of New Jersey, Rutgers University
  Appraisal Principles - 1979
  Property Tax Administration - 1979


                        QUALIFICATIONS OF JAY F. BOOTH



GENERAL EXPERIENCE

        Jay F. Booth joined Cushman & Wakefield, Inc. New York Appraisal Services in August 1993. As an associate appraiser, Mr. Booth is currently working with Cushman & Wakefield's National Retail Valuation Services Group. Cushman & Wakefield, Inc. is a national full service real estate organization.

        Mr. Booth previously worked for two years at Appraisal Group, Inc. in Portland, Oregon where he was an associate appraiser. He assisted in the valuation of numerous properties, including office buildings, apartments, industrials, retail centers, vacant land and special purpose properties.


ACADEMIC EDUCATION

Master of Science in Real Estate (MSRE) --	New York University (Candidate)
Major: Real Estate Valuation & Analysis		New York, New York

Bachelor of Science (BS) --                             Willamette University
(1991) Majors: Business-Economics, Art                  Salem, Oregon

Study Overseas (Fall 1988) --
                                       Xiamen University, Xiamen,

                                        C hina; Kookmin University,
                                        University, Seoul,
                                                South Korea; Tokyo

                                                International, Tokyo,

                                                Japan


APPRAISAL EDUCATION

SPP	Standards of Professional Practice, Parts A & B	Appraisal Institute	1992
1BB	Capitalization Theory & Techniques, Part B	Appraisal Institute	1992
1BA	Capitalization Theory & Techniques, Part A	Appraisal Institute	1992
1A1     Real Estate Appraisal Principles                Appraisal Institute
1991    901 Engineering Plan Development & Application Intl.,
        Right of Way      1991


PROFESSIONAL AFFILIATION

Candidate MAI, Appraisal Institute No. M930181

Appraiser Assistant, State of New York No. 48000024088





                           PARTIAL CLIENT LIST



                        THE APPRAISAL DIVISION

                            NEW YORK REGION

                                CUSHMAN &
                                WAKEFIELD


	PROFESSIONALS ARE JUDGED BY THE CLIENTS THEY SERVE


The APPRAISAL DIVISION enjoys a long record of service in a confidential capacity to nationally prominent individuals and corporate clients, investors, and government agencies. We have also served many of the nations largest law firms. Following is a partial list of clients served by members of the APPRAISAL DIVISION - NEW YORK REGION.

Air Products and Chemicals, Inc.
Aldrich, Eastman & Waltch, Inc.
Allegheny-Ludlam Industries
AMB Institutional Realty Advisors
America First Company
American Bakeries Company
American Brands, Inc.
American District Telegraph Company
American Express
American Home Products Corporation
American Savings Bank
Apple Bank
Archdiocese of New York
Associated Transport
AT&T
Avatar Holdings Inc.
Avon Products, Inc.

Bachner, Tally, Polevoy, Misher & Brinberg
Baer, Marks, & Upham
Balcor Inc.
BancAmerica
Banca Commerciale Italiana
Banco de Brasil, N.A.
Banco Santander Puerto Rico
Banque Paribas
Baker & Mackenzie
Bank of America
Bank of Baltimore
Bank of China
Bank of Montreal
Bank of New York
Bank of Nova Scotia
Bank of Tokyo Trust Company
Bank Leumi Le-Israel
Bankers Life and Casualty Company
Bankers Trust Company
Barclays Bank International, Ltd.
Baruch College
Battery Park City Authority
Battle, Fowler, Esqs.
Bear Stearns
Berkshire
Betawest Properties
Bethlehem Steel Corporation
Bloomingdale Properties
Borden, Inc.
Bowery Savings Bank
Bowest Corporation
Brandt Organization
Brooklyn Hospital
Burke and Burke, Esqs.
Burmah-Castrol

Cadillac Fairview
Cadwalader, Wickersham & Taft
Caisse National DeCredit
Campeau Corporation
Campustar
Canadian Imperial Bank of Commerce
Canyon Ranch
Capital Bank
Capital Cities-ABC, Inc.
Care Incorporated
Carter, Ledyard & Milburn
Chase Manhattan Bank, N.A.
Chemical Bank Corporation
Chrysler Corporation
C. Itoh & Company
Citibank, NA
Citicorp Real Estate
City University of New York
Clayton, Williams & Sherwood
Coca Cola, Inc.
Cohen Brothers
College of Pharmaceutical Sciences
Columbia University
Commonwealth of Pennsylvania
Consolidated Asset Recovery Company
Continental Realty Credit, Inc.
Copley Real Estate Advisors
Corning Glass Works
Coudert Brothers
Covenant House
Cozen and O'Connor
Credit Agricole
Credit Lyonnais
Credit Suisse
Crivello Properties
CrossLand Savings Bank

Dai-Ichi Kangyo Bank
Dai-Ichi Sempei Life Insurance
Daily News, Inc.
Daiwa Securities
Dart Group Corporation
David Beardon & Company
Davidoff & Malito, Esqs
Dean Witter Realty
DeMatteis Organization
Den Norske Bank
Deutsche Bank
DiLorenzo Organization
Dime Savings Bank
Dodge Trucks, Inc.
Dollar/Dry Dock Savings Bank
Donovan, Leisure, Newton & Irvine
Dreyer & Traub
Dun and Bradstreet, Inc.

Eastdil Realty Advisors
East New York Savings Bank
East River Savings Bank
East Rutherford Industrial Park
Eastman Kodak Company
Eaton Corporation
Eichner Properties, Inc.
Ellenburg Capital Corporation
Emigrant Savings Bank
Empire Mutual Insurance Company
Equitable Life Assurance Society of America
Equitable Real Estate

Famolare, Inc.
Farwest Savings & Loan Association
Federal Asset Disposition Authority
Federal Deposit Insurance Company
Federal Express Corporation
Federated Department Stores, Inc.
Feldman Organization
Findlandia Center
First Boston
First Chicago
First National Bank of Chicago
First New York Bank for Business
First Tier Bank
First Winthrop
Fisher Brothers
Fleet/Norstar Savings Bank
Flying J, Inc.
Foley and Lardner, Esqs.
Ford Bacon and Davis, Inc.
Ford Foundation
Ford Motor Company
Forest City Enterprises
Forum Group, Inc.
Franchise Finance Corporation of America
Fried, Frank, Harris, Shriver & Jacobson
Friendly's Ice Cream Corporation

Fruehauf Trailer Corporation
Fuji Bank
Fulbright & Jaworski

G.E. Capital Corporation
General Electric Credit Corporation
General Motors Corporation
Gerald D. Hines Organization
Gibson Dunn and Crutcher
Gilman Paper
Gladstone Equities
Glimcher Company
Glynwed, Ltd.
Goldman, Sachs & Co.
Greater New York Savings Bank
Greycoat Real Estate Corp.
Greyhound Lines Inc.
Grid Properties
GTE Realty
Gulf Oil

HDC
HRO International
Hammerson Properties
Hartz Mountain Industries
Hawaiian Trust Company, Ltd.
Hertz Corporation
Home Federal
Home Savings of America
HongKong & Shanghai Banking Corporation
Horn & Hardart
Huntington National Bank
Hypo Bank

IDC Corporation
Ideal Corporation
ING Corporation
International Business Machines Corporation
International Business Machines Pension Fund
International Telephone and Telegraph Corporation
Investors Diversified Services, Inc.
Iona College
Irish Intercontinental Bank
Irish Life Assurance
Israel Taub


J & W Seligman & Company, Inc.
JMB Realty
J. B. Brown and Sons
J. C. Penney Company, Inc.
J. P. Morgan
Jamaica Hospital
James Wolfenson & Company
Jerome Greene, Esq.
Jewish Board of Family & Children's Services
Jones Lang Wootton

K-Mart Corporation
Kelly, Drye and Warren, Esqs.
Kennedy Associates
Kerr-McGee Corporation
Kidder Peabody Realty Corp.
Knickerbocker Realty
Koeppel & Koeppel
Krupp Realty
Kutak, Rock and Campbell, Esqs.

Ladenburg, Thalman & Co.
Lans, Feinberg and Cohen, Esqs.
Lands Division, Department of Justice
Lazard Realty
LeBoeuf,
Lefrak Organization
Lehman Brothers
Lennar Partners
Lepercq Capital Corporation
Lincoln Savings Bank
Lion Advisors
Lomas & Nettleton Investors
London & Leeds
Long Term Credit Bank of Japan, Ltd.
Lutheran Church of America
Lynton, PLC


Macluan Capital Corporation
Macy's
MacAndrews and Forbes
Mahony Troast Construction Company
Manhattan Capital Partners
Manhattan College
Manhattan Life Insurance
Manhattan Real Estate Company
Manufacturers Hanover Trust Company
Marine Midland Bank
Mason Tenders
Massachusetts Mutual Life Insurance Company
May Centers, Inc.
Mayer, Brown, Platt
McDonald's Corporation
McGinn, Smith and Company
McGrath Services Corporation
MCI Telecommunications
Mellon Bank
Mendik Company
Mercedes-Benz of North America
Meridian Bank
Meritor Savings Bank
Merrill Lynch Hubbard
Merchants Bank
Metropolis Group
Metropolitan Life Insurance Company
Metropolitan Petroleum Corporation
Meyers Brothers Parking System Inc.
Michigan National Corp.
Milbank, Tweed
Miller, Montgomery, Sogi and Brady, Esqs.
Mitsui Fudosan - New York Inc.
Mitsui Leasing, USA
Mitsubishi Bank
Mitsubishi Trust & Banking Corporation
Mobil Oil Corporation
Moody's Investors Service
Morgan Guaranty
Morgan Hotel Group
Morse Shoe, Inc.
Moses & Singer
Mudge Rose Guthrie Alexander & Ferdon, Esqs.
Mutual Benefit Life
Mutual Insurance Company of New York

National Can Company
National CSS
National Westminster Bank, Ltd.
Nelson Freightways
Nestle's Inc.
New York Bus Company
New York City Division of Real Property
New York City Economic Development Corporation
New York City Housing Development Authority
New York City School Construction Authority
New York Life Insurance Company
New York State Common Fund
New York State Employee Retirement System
New York State Parks Department
New York State Urban Development Corporation
New York Telephone Company
New York Urban Servicing Company
New York Waterfront
Niagara Asset Corporation
Norcross, Inc.
North Carolina Department of Insurance
NYNEX Properties Company

Olympia and York, Inc.
Orient Overseas Associates
Orix USA Corporation
Otis Elevator Company
Owens-Illinois Corporation

PaineWebber, Inc.
Pan American World Airways, Inc.
Paul, Weiss, Rifkind
Park Tower Associates
Parke-Davis and Company
Paul Weiss Rifkind, Esqs.
Penn Central Corporation
Penn Mutual Life Insurance Company
Pennsylvania Retirement Fund
Penthouse International
Pepsi-Cola Company
Peter Sharp & Company
Petro Stopping Center
Pfizer International, Inc.
Philip Morris Companies, Inc.
Philips International
Phoenix Home Life
Pittston Company
Polyclinic Medical School and Hospital
Port Authority of New York and New Jersey
Procida Organization
Proskauer Rose Goetz and Mandelsohn, Esqs.
Provident Bank
Prudential Securities
Pyramid Company

Rabobank Nederland
Ratner Group
RCA Corporation
Real Estate Recovery
Realty Income Corporation
Republic Venezuela Comptrollers Office
Revlon, Inc.
Rice University
Richard Ellis
Richards & O'Neil
Ritz Towers Hotel Corporation
River Bank America
Robert Bosch Corporation
Rockefeller Center, Inc.
Roman Catholic Diocese of Brooklyn
Roosevelt Hospital
Rosenman & Colin
RREEF
Rudin Management Co., Inc.

Saint Vincent's Medical Center of New York
Salomon Brothers Inc.
Salvation Army
Sanwa Bank
SaraKreek USA
Saxon Paper Corporation
Schroder Real Estate Associates
Schulman Realty Group
Schulte, Roth & Zabel
BDO Seidman
Seaman Furniture Company, Inc.
Security Pacific Bank
Semperit of America
Sentinel Realty Advisors
Service America Corp.
Shea & Gould, Esqs.
Shearman and Sterling, Esqs.
Shearson Lehman American Express
Shidler Group
Sidley & Austin
Silver Screen Management, Inc.
Silverstein Properties, Inc.
Simpson, Thacher and Bartlett, Esqs.
Skadden, Arps, Slate, Meagher & Flom
Smith Barney
Smith Corona Corporation
Sol Goldman
Solomon Equities
Sonnenblick-Goldman
Southtrust Bank of Alabama
Spitzer & Feldman, PC
Stahl Real Estate
Standard & Poors
State Teachers Retirement System of New York
State Teachers Retirement System of Ohio
Stauffer Chemical Corporation
Stephens College
Sterling Drug, Inc.
Stroheim and Roman, Inc.
Stroock and Stroock and Lavan, Esqs.
Sullivan and Cromwell, Esqs.
Sumitomo Life Realty
Sumitomo Mutual Life Insurance Company
Sumitomo Trust Bank
Sun Oil Company
Sutherland, Asbill & Brennan
Swiss Bank Corporation

Tenzer Greenblat, Esqs.
Textron Financial
The Shopco Group
Tobishima Associates
Tokyo Trust & Banking Corporation
Transworld Equities
Travelers Realty, Inc.
Triangle Industries
TriNet Corporation

UBS Securities Inc.
UMB Bank & Trust Company
Union Bank of Switzerland
Union Carbide Corporation
Union Chelsea National Bank
United Bank of Kuwait
United Fire Fighters of New York
United Parcel Service
United Refrigerated
United States District Court, Southern District of New York
United States Life Insurance
United States Postal Service
United States Trust Company
Upward Fund, Inc.
US Cable Corp.

Vanity Fair Corporation
Verex Assurance, Inc.
Victor Palmieri and Company, Inc.
Village Bank
Vornado Realty Trust


W.P. Carey & Company, Inc.
Wachtell, Lipton, Rosen & Katz, Esqs.
Weil, Gotshal & Manges
Weiss, Peck & Greer
Wells Fargo & Co.
Westpac Banking Corporation
Western Electric Company
Western Union International
Westinghouse Electric Corporation
White & Case
Wilkie Farr and Gallagher, Esqs.
William Kaufman Organization
Windels, Marx, Davies & Ives
Winthrop Simston Putnam & Roberts
Wurlitzer Company

Yarmouth Group