Form 10-Q
period 1995-03-31
EQUITABLE REAL ESTATE SHOPPING CENTERS LP
filed 1995-05-15
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995

	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                         Commission file number: 1-9331

                    MIDWEST REAL ESTATE SHOPPING CENTER L.P.
             (Exact name of registrant as specified in its charter)


            Delaware                                    13-3384643
(State or other jurisdiction of                     (I.R.S. Employer
 Incorporation or organization)                    identification No.)

3 World Financial Center, 29th Floor, New York, NY      10285-2900
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



                                 Balance Sheets

                                                  March 31,       December 31,
Assets                                                1995               1994

Property held for disposition                $  34,790,116      $  35,072,000
Cash                                             7,755,793          6,693,502
Accounts receivable, net of allowance
  of $117,501 in 1995 and $95,229 in 1994          268,163            272,327
Due from affiliates, net                           119,345             88,278
Deferred charges, net of accumulated
  amortization of $263,339 in 1995 and
  $246,676 in 1994                                  16,661             33,324
Prepaid assets                                      91,463            142,679

     Total Assets                            $  43,041,541      $  42,302,110


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses      $   1,603,734      $   1,170,453
  Mortgage note payable                         34,510,439         33,652,305
  Distribution payable                             756,565            756,565

     Total Liabilities                          36,870,738         35,579,323

Partners' Capital:
  General Partner                                   13,546             19,065
  Limited Partners
  (10,700,000 securities outstanding)            6,157,257          6,703,722

     Total Partners' Capital                     6,170,803          6,722,787

     Total Liabilities and
     Partners' Capital                       $  43,041,541      $  42,302,110



                         Statement of Partners' Capital
                   For the three months ended March 31, 1995

                                         Limited         General
                                        Partners         Partner         Total

Balance at December 31, 1994       $   6,703,722   $      19,065   $ 6,722,787
Net income                               202,535           2,046       204,581
Distributions                           (749,000)         (7,565)     (756,565)

Balance at March 31, 1995          $   6,157,257   $      13,546   $ 6,170,803



                            Statements of Operations
               For the three months ended March 31, 1995 and 1994

Income                                               1995            1994

Rental income                                   $  1,154,032    $  3,148,705
Escalation income                                  1,397,889       4,489,436
Interest income                                       98,389          52,772
Miscellaneous income                                 318,527         225,323

    Total Income                                   2,968,837       7,916,236

Expenses

Property operating expenses                          682,099       2,918,993
Interest expense                                     858,134       2,091,283
Real estate taxes                                    772,358       1,522,882
Depreciation and amortization                        295,177         868,168
General and administrative                            77,331          48,973
Management fee                                        51,918         156,882
Professional fees                                     27,239          24,038

    Total Expenses                                 2,764,256       7,631,219

Income from operations                               204,581         285,017

Operating income payable to buyer                          0      (1,741,363)

    Net Income (Loss)                           $    204,581   $  (1,456,346)

Net Income (Loss) Allocated:

To the General Partner                          $      2,046   $     (14,563)
To the Limited Partners                              202,535      (1,441,783)

                                                $    204,581   $  (1,456,346)

Per limited partnership security
  (10,700,000 outstanding)                      $        .02   $        (.13)



                            Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                       1995          1994

Net income (loss)                                   $    204,581  $ (1,456,346)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                          295,177       868,168
  Increase in interest on mortgage
   notes payable                                         858,134     2,091,283
  Operating income payable to buyer                            0     1,741,363
  Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
       Accounts receivable                                 4,164      (267,201)
       Due from affiliates, net                          (31,067)       (1,500)
       Prepaid assets                                     51,216       899,047
       Accounts payable and accrued expenses             855,958       (91,665)
       Due to Buyer, net                                       0       (88,333)

Net cash provided by operating activities              2,238,163     3,694,816

Cash Flows from Investing Activities:

  Additions to real estate, net                         (419,307)      (93,703)

Net cash used for investing activities                  (419,307)      (93,703)

Cash Flows from Financing Activities:

  Cash distributions                                    (756,565)   (1,351,010)

Net cash used for financing activities                  (756,565)   (1,351,010)

Net increase in cash                                   1,062,291     2,250,103
Cash at beginning of period                            6,693,502    10,668,441

Cash at end of period                               $  7,755,793  $ 12,918,544


Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest            $          0  $          0


Supplemental Disclosure of Noncash Investing Activities:

Capital expenditures of $422,677 were funded through accounts payable in 1994.


                       Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of partners' capital for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On May 12, 1995, the Partnership announced that an action was recently filed in the Superior Court for Los Angeles County and removed to the Federal District Court for the Central District of California, on behalf of all persons who purchased Limited Partnership Units of the Partnership during the period from December 26, 1986 to the present. The action is brought against the General Partner (Midwest Centers Inc.) and other defendants with respect to the offer and sale of Limited Partnership Units, the operation of the Partnership and the partial liquidation of the Partnership's assets. The General Partner believes that Plaintiff's allegations are without merit, and will defend the lawsuit vigorously. The complaint alleges, among other things, that the sponsor secured investments in the Partnership through fraudulent means and that the solicitation statement used by the Partnership to solicit limited partner consents to the July 1994 sale of Northland Center Shopping Center ("Northl and") contained material misrepresentations and omissions and that the General Partner, assisted by the other defendants, breached its fiduciary duties to the plaintiffs in connection with the offer and sale of Limited Partnership Units, the operation of the Partnership and the Northland sale. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure.

The Partnership also announced on May 12, 1995 that three other actions were recently filed - one in the Federal District Court for the Central District of California, and two in the Federal District Court for the Southern District of New York - against the General Partner and other defendants. The New York actions are brought on behalf of all persons who owned Limited Partnership Units on June 7, 1994. The California action is brought on behalf of all persons who owned Limited Partnership Units during the period June 7, 1994 to the present. All three complaints allege that the solicitation statement contained material misrepresentations and omissions in violation of Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The complaints in the New York actions also allege claims for breach of fiduciary duty, negligent misrepresentation and breach of the limited partnership agreement relating to the partial liquidation of the Partnership's ass ets. Plaintiffs in all actions seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. The General Partner believes that plaintiffs' allegations in all three actions are without merit and will defend these lawsuits vigorously.

On May 10, 1995, the Partnership received a notice from Equitable requesting that the Partnership deposit eligible collateral having a present value of $3,312,199 by June 3, 1995.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

At March 31, 1995, the Partnership had cash totalling $7,755,793 compared to $6,693,502 at December 31, 1994. The $1,062,291 increase is primarily the result of net cash flow from operations exceeding partner distributions.

The General Partner is currently attempting to dispose of the Partnership's remaining property and dissolve the Partnership in an orderly manner. In 1994, the Partnership engaged Lehman Brothers, an affiliate of the General Partner, to advise and assist the Partnership in the possible sale of Brookdale Center. The Partnership executed a contract with Equitable for the sale of Northland Center for the price of $6,600,000 in excess of the balance of the first mortgage loan. The effective date of the sale of Northland was January 1, 1994 and any positive cash flow that was generated by Northland Center from January 1, 1994 to the closing on July 22, 1994 belonged to Equitable. In addition, the contract provided for the release of the Partnership's obligations under the first mortgage on Northland and the modification of the terms of the first mortgage on Brookdale. The first mortgage on Brookdale has been modified to permit prepayment in full, with a modified defeasance fee equal to 75% of the amount by which the sales price of Brookdale exceeds $45,000,000. In connection with the sale, the Partnership retained an independent advisor to render an opinion as to the fairness of the Northland transaction. The advisor concluded that the sale was fair, from a financial point of view, to the limited partners. On July 22, 1994, the sale and proposed modification of the Partnership Agreement was approved by a majority in interest of the Partnership's limited partners, and the sale of Northland was consummated. The Partnership's net proceeds from the Northland Center sale, after closing adjustments, expenses related to the sale, and the satisfaction of the mortgage, were $5,625,304. The transaction resulted in a gain on sale of $4,610,550. On August 31, 1994, a special cash distribution of $.865 per unit was paid for unitholders of record on August 12, 1994. The special distribution, which exceeded the net proceeds from the Northland Center sale, included a disburse ment of $4,484,000 from the Partnership's cash reserves. Additionally, the Asset Management Agreement with EREIM for Northland Center and Brookdale Center was terminated effective December 31, 1993, thereby releasing the Partnership from its obligation to pay EREIM an asset management fee of $1,060,000 per year.

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

Under the terms of the first mortgage encumbering Brookdale, each year the Partnership is required to demonstrate compliance with the mortgage's loan-to-value covenant: that the accrued value of the equitable mortgage does not exceed 90% of the property's appraised value. The accrued value of the mortgage on December 31, 1994 exceeded 90% of the $35.1 million property value indicated by the appraisal. Failure by the Partnership to satisfy the loan-to-value covenant (eg., by posting the eligible substitute collateral) could, following receipt of appropriate notice of default from Equitable and the Partnership's failure to cure, result in Equitable seeking to accelerate the amounts due under its mortgage. On May 10, 1995, the Partnership received a notice from Equitable requesting that the Partnership deposit eligible collateral having a present value of $3,312,199 by June 3, 1995.

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

Prepaid assets decreased from $142,679 at December 31, 1994 to $91,463 at March 31, 1995 due to the recognition of prepaid insurance as current expenses for
Brookdale.   At March 31, 1995, accounts payable and accrued expenses totalled
$1,603,734, an increase of $433,281 from December 31, 1994, primarily due to an increase in the accrual for Brookdale's real estate taxes.

Mortgage notes payable increased from $33,652,305 at December 31, 1994 to $34,510,439 at March 31, 1995 due to the accretion of interest on Brookdale's zero coupon note.

Results of Operations

Cash provided by operating activities totalled $2,238,163 for the three months ended March 31, 1995, compared with $3,694,816 for the three months ended March 31, 1994. The reduced cash flow is primarily due to the absence of cash flow from Northland. The Partnership recognized net income of $204,581 for the three months ended March 31, 1995 compared to a net loss of $1,456,346 for the three months ended March 31, 1994. The recognition of net income versus a net loss for the prior comparable period is due to the decrease in interest and depreciation and amortization expense, primarily the result of the sale of Northland. Also contributing to the decrease in depreciation and amortization is the reduction of the carrying value of Brookdale. The carrying value of Brookdale was reduced during the fourth quarter of 1994 based upon management's assessment of the estimated fair market value of the property. The determination of the estimated fair market value of the property was based u pon the most recent appraisal of the property, which is conducted annually, and the impending maturity of the first mortgage note.

Rental income totalled $1,154,032 for the three months ended March 31, 1995, as compared to $3,148,705 for the same period in 1994. The decrease reflects the absence of Northland activity as well as lower average occupancy at Brookdale in 1995. Escalation income decreased $3,091,547 from $4,489,436 for the three months ended March 31, 1994 to $1,397,889 for the three months ended March 31, 1995. Escalation income represents billings to tenants for their proportionate share of common area maintenance, insurance and real estate tax expenses, HVAC and other miscellaneous expenses. The decrease in escalation income is primarily due to the absence of Northland activity as well as a decrease in real estate tax income at Brookdale. Miscellaneous income increased $93,204 from $225,323 for the three months ended March 31, 1994 to $318,527 for the three months ended March 31, 1995, primarily due to the receipt of buyout settlements from Lechter's and Trade Secret.

Total expenses decreased $4,866,963 from $7,631,219 for the three months ended March 31, 1994 to $2,764,256 for the same period in 1995 primarily due to the absence of Northland activity resulting from the sale of Northland in 1994. Property operating expenses decreased due primarily to the absence of Northland activity, offset by an increase in bad debt expense at Brookdale Center resulting from the collection of past due Carson's receivables in 1994, which had been reserved in 1993. Real estate tax expense decreased due to the absence of Northland activity and a decrease at Brookdale due to a decreased assessed value of the Mall. Interest expense totaled $858,134 for the three months ended March 31, 1995 compared with $2,091,283 for the same period in 1994. The decrease is due to the satisfaction of the Northland zero coupon note upon closing of the Northland sale on July 22, 1994. General and administrative expense increased from $48,973 for the three months ended March 31, 199 4 to $77,331 for the 1995 period. The increase is primarily due to the payment of 1995 exchange listing fees earlier in the year than in 1994.

Sales for tenants (exclusive of anchor tenants) who operated at the Brookdale Mall for each of the last two years were approximately $4,575,500 and $4,805,000 for the two months ended February 28, 1995 and 1994, respectively. As of March 31, 1995, Brookdale was 78% occupied (exclusive of anchor and outparcel stores) as compared to 82% on March 31, 1994. The decline in occupancy is largely attributable to the reconfiguration of approximately 40,000 square feet of previously leased space, which was recently renovated. These renovations were completed in November 1994 and a portion of the space has been re-leased.


PART II OTHER INFORMATION

Item 1	Legal Proceedings.

On May 12, 1995, the Partnership announced that an action was recently filed in the Superior Court for Los Angeles County and removed to the Federal District Court for the Central District of California, on behalf of all persons who purchased Limited Partnership Units of the Partnership during the period from December 26, 1986 to the present. The action is brought against the General Partner (Midwest Centers Inc.) and other defendants with respect to the offer and sale of Limited Partnership Units, the operation of the Partnership and the partial liquidation of the Partnership's assets. The General Partner believes that Plaintiff's allegations are without merit, and will defend the lawsuit vigorously. The complaint alleges, among other things, that the sponsor secured investments in the Partnership through fraudulent means and that the solicitation statement used by the Partnership to solicit limited partner consents to the July 1994 sale of Northland Center Shopping Center land") contained material misrepresentations and omissions and that the General Partner, assisted by the other defendants, breached its fiduciary duties to the plaintiffs in connection with the offer and sale of Limited Partnership Units, the operation of the Partnership and the Northland sale. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure.

The Partnership also announced on May 12, 1995 that three other actions were recently filed - one in the Federal District Court for the Central District of California, and two in the Federal District Court for the Southern District of New York - against the General Partner and other defendants. The New York actions are brought on behalf of all persons who owned Limited Partnership Units on June 7, 1994. The California action is brought on behalf of all persons who owned Limited Partnership Units during the period June 7, 1994 to the present. All three complaints allege that the solicitation statement contained material misrepresentations and omissions in violation of Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The complaints in the New York actions also allege claims for breach of fiduciary duty, negligent misrepresentation and breach of the limited partnership agreement relating to the partial liquidation of the Partnersh sets. Plaintiffs in all actions seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. The General Partner believes that plaintiffs' allegations in all three actions are without merit and will defend these lawsuits vigorously.


Items 2-4       Not applicable.

Item 5          Other Information.

On May 10, 1995, the Partnership received a notice from Equitable requesting that the Partnership deposit eligible collateral having a present value of $3,312,199 by June 3, 1995.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                MIDWEST REAL ESTATE SHOPPING CENTER, L.P.

				BY:	MIDWEST CENTERS INC.
					General Partner




Date: May 12, 1995               BY:            /s/ Paul L. Abbott
					Name:	Paul L. Abbott
                                        Title:  Director, Chairman of the
                                                Board and President




Date: May 12, 1995               BY:            /s/ Robert J. Hellman
					Name:	Robert J. Hellman
					Title:	Director, Vice President and
						Chief Financial Officer