Form 10-Q
period 1995-06-30
EQUITABLE REAL ESTATE SHOPPING CENTERS LP
filed 1995-08-14
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995



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

Attention:  Andre Anderson
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
        Yes X    No




Balance Sheets


                                                       June 30,    December 31,
Assets                                                  1995           1994

Property held for disposition                       $34,536,656     $35,072,000
Cash                                                  6,589,384       6,693,502
Accounts receivable, net of allowance of
  $118,150 in 1995 and $95,229 in 1994                  701,913         272,327
Due from affiliates, net                                 95,316          88,278
Deferred charges, net of accumulated amortization
  of $280,000 in 1995 and $246,676 in 1994                   --          33,324
Prepaid assets                                           29,555         142,679

    Total Assets                                    $41,952,824     $42,302,110


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses             $   345,741     $ 1,170,453
  Mortgage note payable                              35,368,573      33,652,305
  Distribution payable                                  756,565         756,565

    Total Liabilities                                36,470,879      35,579,323

Partners' Capital:
  General Partner                                         6,658          19,065
  Limited Partners (10,700,000 securities
  outstanding)                                        5,475,287       6,703,722

    Total Partners' Capital                           5,481,945       6,722,787

    Total Liabilities and Partners' Capital         $41,952,824     $42,302,110



Statement of Partners' Capital
For the six months ended June 30, 1995

                                             Limited       General
                                             Partners      Partner     Total

Balance at December 31, 1994                $6,703,722     $19,065   $6,722,787
Net income                                     269,565       2,723      272,288
Distributions                               (1,498,000)    (15,130)  (1,513,130)

Balance at June 30, 1995                    $5,475,287     $ 6,658   $5,481,945



Statements of Operations

                                  Three months ended        Six months ended
                                       June 30,                  June 30,
Income                             1995       1994           1995       1994

Rental income                   $1,138,679  $3,072,546   $2,292,711 $ 6,221,251
Escalation income                1,568,248   4,748,014    2,966,137   9,237,450
Interest income                    106,349     107,345      204,738     160,117
Miscellaneous income               128,408   1,303,253      446,935   1,528,576

  Total Income                   2,941,684   9,231,158    5,910,521  17,147,394

Expenses

Property operating expenses       688,066    3,342,460    1,370,165   6,261,453
Interest expense                  858,134    2,091,283    1,716,268   4,182,566
Real estate taxes                 836,439    1,520,044    1,608,797   3,042,926
Depreciation and amortization     319,330      871,345      614,507   1,739,513
General and administrative         46,139       62,599      123,470     111,572
Management fee                     46,585      133,376       98,503     290,258
Professional fees                  79,284      318,511      106,523     342,549

  Total Expenses                2,873,977    8,339,618    5,638,233  15,970,837

Income from operations             67,707      891,540      272,288   1,176,557
Operating income payable to buyer      --   (1,530,965)          --  (3,272,328)

     Net Income (Loss)         $   67,707   $ (639,425)  $  272,288 $(2,095,771)

Net Income (Loss) Allocated:

To the General Partner               $677      $(6,395)      $2,723    $(20,958)
To the Limited Partners            67,030     (633,030)     269,565  (2,074,813)

                                  $67,707    $(639,425)    $272,288 $(2,095,771)

Per limited partnership security
  (10,700,000 securities
  outstanding)                       $.01        $(.06)        $.03       $(.19)





Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                     1995          1994

Net income (loss)                                    $  272,288     $(2,095,771)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                         614,507       1,739,513
  Increase in interest on mortgage notes payable      1,716,268       4,182,566
  Operating income payable to buyer                          --       3,272,328
  Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
    Accounts receivable, net                           (429,586)       (637,903)
    Due from affiliates, net                             (7,038)         23,336
    Prepaid assets                                      113,124       1,506,930
    Accounts payable and accrued expenses              (402,035)       (523,238)
    Deferred Income                                          --      (1,250,000)
    Due to buyer, net                                        --         (88,333)

Net cash provided by operating activities             1,877,528       6,129,428

Cash Flows from Investing Activities:

  Additions to real estate, net                        (468,516)       (314,876)

Net cash used for investing activities                 (468,516)       (314,876)

Cash Flows from Financing Activities:

        Cash distributions                           (1,513,130)     (2,107,577)

Net cash used for financing activities               (1,513,130)     (2,107,577)

Net increase (decrease) in cash                        (104,118)      3,706,975
Cash at beginning of period                           6,693,502      10,668,441

Cash at end of period                                $6,589,384     $14,375,416

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest                $  --            $ --


Supplemental Disclosure of Noncash Investing Activities:

        Capital expenditures of $422,677 were funded through accounts payable in 1994.


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations and cash flow for the six months ended June 30, 1995 and 1994 and the statement of partners' capital for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On May 12, 1995, the Partnership announced that an action was recently filed in the Superior Court for Los Angeles County and removed to the Federal District Court for the Central District of California, on behalf of all persons who purchased Limited Partnership Units of the Partnership during the period from December 26, 1986 to the present. The action is brought against the General Partner (Midwest Centers Inc.) and other defendants with respect to the offer and sale of Limited Partnership Units, the operation of the Partnership and the partial liquidation of the Partnership's assets. The General Partner believes that Plaintiff's allegations are without merit, and will defend the lawsuit vigorously. The complaint alleges, among other things, that the sponsor secured investments in the Partnership through fraudulent means and that the solicitation statement used by the Partnership to solicit limited partner consents to the July 1994 sale of Northland Center Shopping Center ("Northland") contained material misrepresentations and omissions and that the General Partner, assisted by the other defendants, breached its fiduciary duties to the plaintiffs in connection with the offer and sale of Limited Partnership Units, the operation of the Partnership and the Northland sale. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure.

The Partnership also announced on May 12, 1995 that three other actions were recently filed - one in the Federal District Court for the Central District of California, and two in the Federal District Court for the Southern District of New York - against the General Partner and other defendants. The New York actions are brought on behalf of all persons who owned Limited Partnership Units on June 7, 1994. The California action is brought on behalf of all persons who owned Limited Partnership Units during the period June 7, 1994 to the present. All three complaints allege that the solicitation statement contained material misrepresentations and omissions in violation of Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The complaints in the New York actions also allege claims for breach of fiduciary duty, negligent misrepresentation and breach of the limited partnership agreement relating to the partial liquidation of the Partnership's assets. Plaintiffs in all actions seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. The General Partner believes that plaintiffs' allegations in all three actions are without merit and will defend these lawsuits vigorously.

On May 10, 1995, the Partnership received a notice from The Equitable Life Assurance Society of the United States ("Equitable") requesting that the Partnership deposit eligible collateral having a present value of $3,312,199 by June 3, 1995. The Partnership did not deposit the eligible collateral.

On July 5, 1995, the Partnership received notice from Equitable that the Partnership failed to pay all principal and accrued interest due under the first mortgage (the "Mortgage") secured by Brookdale Center ("Brookdale"), on June 30, 1995, the maturity date of the Mortgage. The notice stated that in the event such amount is not paid within ten days after receipt of the notice, an Event of Default under the Mortgage will exist and Equitable will pursue all remedies available to it, including without limitation, foreclosure of the lien of the Mortgage by power of sale or judicial foreclosure and the appointment of the receiver.

Further to its July 5, 1995 notice of default to the Partnership, Equitable, which holds the mortgage on Brookdale, commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth Management, Inc. ("General Growth") as the receiver of Brookdale. In such capacity, General Growth will collect the rent proceeds from Brookdale's tenants and apply the proceeds to payment of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds to be paid to Equitable on account of its mortgage on Brookdale. Funding shortfalls, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth will be paid a receiver's fee equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. General Growth had previously been the Partnership's property manager for Brookdale. The Partnership continues to hold negotiations with Equitable concerning the mortgage in default. In addition to such negotiations, the Partnership is considering the alternatives available to it with respect to such potential foreclosure sale.

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



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1995, the Partnership had cash totalling $6,589,384 compared to $6,693,502 at December 31, 1994. The $104,118 decrease is primarily due to cash distributions to the partners and cash used for real estate additions exceeding cash flow from operations.

The General Partner has attempted to dispose of the Partnership's remaining property, Brookdale Center (the "Property" or "Brookdale"), and pay off its first mortgage loan (the "Mortgage"), which is held by The Equitable Life Assurance Society of the United States ("Equitable") and secured by the Property. The General Partner was unable to consummate a sale of the Property and repay the Mortgage prior to June 30, 1995, the maturity date of the Mortgage. As a result, Equitable notified the Partnership on July 5, 1995, that the Partnership failed to pay all principal and accrued interest due under the Mortgage. The notice stated that in the event such amount was not paid within ten (10) days after receipt of the notice, an Event of Default under the Mortgage would exist and Equitable would pursue all remedies available to it, including, without limitation, foreclosure of the lien of the Mortgage by power of sale or judicial foreclosure and the appointment of the receiver.

Further to its July 5, 1995 notice of default to the Partnership, Equitable commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth Management, Inc. ("General Growth") as the receiver of Brookdale. In such capacity, General Growth will collect the rent proceeds from Brookdale's tenants and apply the proceeds to payments of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any of the remaining funds to be paid to Equitable on account of the Mortgage. Funding shortfalls, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth will be paid a receiver's fee equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. General Growth had previously been the Partnership's property manager for Brookdale. The Partnership continues to hold negotiations with Equitable concerning the mortgage in default. In addition to such negotiations, the Partnership is considering the alternatives available to it with respect to such potential foreclosure sale.

The Partnership will pay its 1995 second quarter cash distribution in the amount of $.07 per Unit to Limited Partners on August 15, 1995. At present, it is uncertain that the Partnership will be able to maintain regular cash distributions to the partners due to the Partnership's current debt status.

Deferred charges decreased from $33,324 at December 31, 1994 to $0 at June 30, 1995 reflecting the complete amortization of Brookdale mortgage costs.

Prepaid assets decreased from $142,679 at December 31, 1994 to $29,555 at June 30, 1995 due to the recognition of prepaid insurance as current expenses for
Brookdale.   At June 30, 1995, accounts payable and accrued expenses totalled
$345,741, a decrease of $824,712 from December 31, 1994. The decrease is primarily due to payments made for capital expenditures related to renovation work performed at Brookdale, recognition of rent deferred at December 31, 1994 and the payment of the 1994 Michigan business tax associated with the sale of Northland Center in August 1994.

Mortgage notes payable increased from $33,652,305 at December 31, 1994 to $35,368,573 at June 30, 1995 due to the accretion of interest on Brookdale's zero coupon note which matured on June 30, 1995.

J.C. Penney leases its building and the land on which its building is constructed from a third party which leases the land from the Partnership until July 27, 2015; however, it has the option to terminate the lease on either July 27, 1995 or July 27, 2005. J.C. Penney has not informed the Partnership of any intention to leave the Mall.

Results of Operations

Cash provided by operating activities totalled $1,877,528 for the six months ended June 30, 1995, compared with $6,129,428 for the six months ended June 30, 1994. The reduced cash flow is primarily due to the absence of cash flow from Northland. The Partnership recognized net income of $67,707 and $272,288 for the three and six months ended June 30, 1995 compared to a net loss of $639,425 and $2,095,771 for the three and six months ended June 30, 1994. The recognition of net income versus a net loss for the prior comparable period is due to decreases in property operating expense, real estate taxes, interest and depreciation and amortization expense, primarily resulting from the sale of Northland. Also contributing to the decrease in depreciation and amortization is the reduction of the carrying value of Brookdale. The carrying value of Brookdale was reduced during the fourth quarter of 1994 based upon management's assessment of the estimated fair market value of the property. The determination of the estimated fair market value of the property was based upon the most recent appraisal of the property, which is conducted annually.

Rental income totalled $1,138,679 and $2,292,711 for the three and six months ended June 30, 1995, as compared to $3,072,546 and $6,221,251 for the same period in 1994. The decrease reflects the absence of Northland activity. Escalation income for the three and six months ended June 30, 1995, totalled $1,568,248 and $2,966,137, respectively, compared to $4,748,014 and $9,237,450 for the corresponding periods in 1994. Escalation income represents billings to tenants for their proportionate share of common area maintenance, insurance and real estate tax expenses, HVAC and other miscellaneous expenses. The decrease in escalation income is primarily due to the absence of Northland activity as well as a decrease in real estate tax income at Brookdale reflecting a reduction in Brookdale's real estate tax expense. Miscellaneous income for the three and six months ended June 30, 1995 decreased $1,174,845 and $1,081,641, respectively, from the same periods in 1994. Miscellaneous income in 1995 primarily consisted of lease buyout settlements for two Brookdale tenants totaling $314,000 and a $105,728 adjustment for an overaccrual of the Michigan Single Business Tax related to the sale of Northland Center, whereas the balance for the 1994 periods primarily consisted of lease settlements for one former Brookdale in-line tenant and Carson's, a Brookdale anchor store, totaling $1,450,000.

Total expenses for the three and six months ended June 30, 1995 were $2,873,977 and $5,638,233, respectively, compared to $8,339,618 and $15,970,837 for the corresponding periods in 1994. The decrease is due primarily to a reduction in expenses associated with the operation of Northland resulting from the sale of Northland in 1994. Property operating expenses decreased primarily due to the sale of Northland, offset by an increase in bad debt expense at Brookdale resulting from the collection of past due Carson's receivables in 1994, which had been reserved in 1993. Real estate tax expense decreased due to the absence of Northland activity and a decrease at Brookdale due to a decreased assessed value of the Mall. Interest expense totaled $858,134 and $1,716,268, respectively, for the three and six months ended June 30, 1995 compared with $2,091,283 and $4,182,566, respectively, for the same periods in 1994. The decreases are due to the satisfaction of the Northland zero coupon note upon closing of the Northland sale on July 22, 1994.

Sales for tenants (exclusive of anchor tenants) who operated at the Brookdale Mall for each of the last two years were approximately $12,500,000 and $12,350,000 for the five months ended May 31, 1995 and 1994, respectively. As of June 30, 1995, Brookdale was 76% occupied (exclusive of anchor and outparcel stores), unchanged in comparison to the same period in 1994.

PART II OTHER INFORMATION

Item 1  Legal Proceedings.

        On May 12, 1995, the Partnership announced that an action was recently filed in the Superior Court for Los Angeles County and removed to the Federal District Court for the Central District of California, on behalf of all persons who purchased Limited Partnership Units of the Partnership during the period from December 26, 1986 to the present. The action is brought against the General Partner (Midwest Centers Inc.) and other defendants with respect to the offer and sale of Limited Partnership Units, the operation of the Partnership and the partial liquidation of the Partnership's assets. The General Partner believes that Plaintiff's allegations are without merit, and will defend the lawsuit vigorously. The complaint alleges, among other things, that the sponsor secured investments in the Partnership through fraudulent means and that the solicitation statement used by the Partnership to solicit limited partner consents to the July 1994 sale of Northland Center Shopping Center ("Northland") contained material misrepresentations and omissions and that the General Partner, assisted the other defendants, breached its fiduciary duties to the plaintiffs in connection with the offer and sale of Limited Partnership Units, the operation of the Partnership and the Northland sale. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure.

        The Partnership also announced on May 12, 1995 that three other actions were recently filed - one in the Federal District Court for the Central District of California, and two in the Federal District Court for the Southern District of New York - against the General Partner and other defendants. The New York actions are brought on behalf of all persons who owned Limited Partnership Units on June 7, 1994. The California action is brought on behalf of all persons who owned Limited Partnership Units during the period June 7, 1994 to the present. All three complaints allege that the solicitation statement contained material misrepresentations and omissions in violation of Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The complaints in the New York actions also allege claims for breach of fiduciary duty, negligent misrepresentation and breach of the limited partnership agreement relating to the partial liquidation of the Partnership's assets. Plaintiffs in all actions seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. The General Partner believes that plaintiffs' allegations in all three actions are without merit and will defend these lawsuits vigorously.

        On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth Management, Inc. ("General Growth") as the receiver of Brookdale. In such capacity, General Growth will collect the rent proceeds from Brookdale's tenants and apply the proceeds to payment of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds to be paid to Equitable on account of its mortgage on Brookdale. Funding shortfalls, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth will be paid a receiver's fee equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. General Growth had previously been the Partnership's property manager for Brookdale.

Items 2-4  Not applicable.

Item 5 Other Information.

        On May 10, 1995, the Partnership received a notice from Equitable requesting that the Partnership deposit eligible collateral having a present value of $3,312,199 by June 3, 1995. The Partnership did not deposit the eligible collateral.

        On July 5, 1995, the Partnership received notice from Equitable that the Partnership failed to pay all principal and accrued interest due under the Mortgage secured by Brookdale, on June 30, 1995, the maturity date of the Mortgage. The notice stated that in the event such amount is not paid within ten days after receipt of the notice, an Event of Default under the Mortgage will exist and Equitable will pursue all remedies available to it, including without limitation, foreclosure of the lien of the Mortgage by power of sale or judicial foreclosure and the appointment of the receiver.

        Further to its July 5, 1995 notice of default to the Partnership, Equitable, which holds the mortgage on Brookdale, commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. The Partnership continues to hold negotiations with Equitable concerning the mortgage in default. In addition to such negotiations, the Partnership is considering the alternatives available to it with respect to such potential foreclosure sale.

Item 6 Exhibits and reports on Form 8-K.

 (a) Exhibits - None

 (b) Form 8-K

        On July 13, 1995, a Form 8-K was filed reporting the Partnership's receipt of a default notice on July 5, 1995, from Equitable in relation to its first mortgage, which matured on June 30, 1995.

        On July 28, 1995, a Form 8-K was filed reporting that Equitable commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MIDWEST REAL ESTATE SHOPPING CENTER, L.P.

                              BY:     MIDWEST CENTERS INC.
                                      General Partner




Date: August 11, 1995         BY:     /s/ Paul L. Abbott
                              Name:   Paul L. Abbott
                              Title:  Director, Chairman of the Board,
                                      and President




Date: August 11, 1995         BY:     /s/ Robert J. Hellman
                              Name:   Robert J. Hellman
                              Title:  Director, Vice President and
                                      Chief Financial Officer