Form 10-Q
period 1995-09-30
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1995-11-14
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 1-9331


                    MIDWEST REAL ESTATE SHOPPING CENTER L.P.

             (Exact name of registrant as specified in its charter)



        Delaware                                              13-3384643

(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                         identification No.)

3 World Financial Center, 29th Floor, New York, NY
Attention:  Andre Anderson                          		  10285

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

                                 Balance Sheets


                                           September 30,          December 31,
Assets                                             1995                  1994

Property held for disposition              $ 34,246,453          $ 35,072,000
Cash                                          6,749,000             6,693,502
Restricted cash                               1,341,156                     0
Accounts receivable, net of allowance of
 $117,000 in 1995 and $95,229 in 1994           713,877               272,327
Due from affiliates, net                         94,561                88,278
Deferred charges, net of accumulated
 amortization of $246,676 in 1994                     0                33,324
Prepaid assets                                  148,171               142,679

    Total Assets                           $ 43,293,218          $ 42,302,110


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses    $  1,532,821          $  1,170,453
  Mortgage note payable                      37,048,580            33,652,305
  Distribution payable                          756,565               756,565

    Total Liabilities                        39,337,966            35,579,323

Partners' Capital (Deficit):
  General Partner                                (8,611)               19,065
  Limited Partners (10,700,000
  securities outstanding)                     3,963,863             6,703,722

    Total Partners' Capital                   3,955,252             6,722,787

    Total Liabilities and
    Partners' Capital                      $ 43,293,218          $ 42,302,110




                    Statement of Partners' Capital (Deficit)
                  For the nine months ended September 30, 1995

                                           Limited        General
                                          Partners        Partner        Total

Balance at December 31, 1994          $  6,703,722       $ 19,065  $ 6,722,787
Net loss                                  (492,859)        (4,978)    (497,837)
Distributions                           (2,247,000)       (22,698)  (2,269,698)

Balance at September 30, 1995         $  3,963,863       $ (8,611) $ 3,955,252


                            Statements of Operations

                                  Three months ended         Nine months ended
                                        September 30,             September 30,
Income                            1995          1994         1995         1994

Rental income             $  1,238,925  $  1,145,451  $ 3,531,636  $ 3,701,786
Escalation income            1,430,703     1,618,633    4,396,840    4,809,822
Interest income                115,405        63,924      320,143      173,804
Miscellaneous income            11,429        10,038      458,364    1,473,681

    Total Income             2,796,462     2,838,046    8,706,983   10,159,093

Expenses

Property operating expenses    660,185       852,382    2,030,350    1,943,299
Interest expense             1,680,007     1,146,839    3,396,275    5,329,405
Real estate taxes              798,412       933,837    2,407,209    2,766,721
Depreciation and amortization  291,084       496,823      905,591    2,236,336
General and administrative      54,989       138,788      178,459      250,360
Management fee                  53,963        54,924      152,466      171,741
Professional fees               27,947      (198,697)     134,470      143,852

    Total Expenses           3,566,587     3,424,896    9,204,820   12,841,714

Loss from operations          (770,125)     (586,850)    (497,837)  (2,682,621)

Gain on sale of property             0     4,380,756            0    4,380,756

    Net Income (Loss)     $   (770,125) $  3,793,906  $  (497,837) $ 1,698,135

Net Income (Loss) Allocated:

To the General Partner    $     (7,701) $    892,178  $    (4,978) $   871,220
To the Limited Partners       (762,424)    2,901,728     (492,859)     826,915

                          $   (770,125) $  3,793,906  $  (497,837) $ 1,698,135

Per limited partnership security
  (10,700,000 securities
  outstanding)            $       (.08) $        .27  $      (.05) $       .08



                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                 1995                1994

Net income (loss)                            $    (497,837)       $  1,698,135
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
  Depreciation and amortization                    905,591           2,236,336
  Increase in interest on mortgage
  notes payable                                  3,396,275           5,329,405
  Gain on sale of property                              -           (4,380,756)
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
        Restricted cash                         (1,341,156)                  -
        Accounts receivable, net                  (441,550)           (144,444)
        Due from affiliates, net                    (6,283)                  -
        Prepaid assets                              (5,492)          1,676,333
        Accounts payable and accrued expenses      785,045            (941,323)
        Deferred income                                 -           (1,250,000)
        Due to affiliates                               -               21,231

Net cash provided by operating activities        2,794,593           4,244,917

Cash Flows from Investing Activities:

  Additions to real estate, net                   (469,397)           (586,818)
        Proceeds from sale of property, net             -           60,863,291

Net cash provided by (used for)
investing activities                              (469,397)         60,276,473

Cash Flows from Financing Activities:

  Cash distributions                            (2,269,698)        (12,213,132)
        Payment of mortgage payable                     -          (54,504,713)

Net cash used for financing activities          (2,269,698)        (66,717,845)

Net increase (decrease) in cash                     55,498          (2,196,455)
Cash at beginning of period                      6,693,502          10,668,441

Cash at end of period                         $  6,749,000   $       8,471,986

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest    $         -    $              -


Supplemental Disclosure of Noncash Investing Activities:

Capital expenditures of $422,677 were funded through accounts payable in 1994.

Closing costs in the amount of $1,333,070 were funded through accounts payable and due to affiliates in 1994.


                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

On July 5, 1995, the Partnership received notice from Equitable that the Partnership failed to pay all principal and accrued interest due under the first mortgage (the "Mortgage") secured by Brookdale Center ("Brookdale"), on June 30, 1995, the maturity date of the Mortgage. The notice stated that in the event such amount is not paid within ten days after receipt of the notice, an Event of Default under the Mortgage would exist and Equitable would pursue all remedies available to it, including without limitation, foreclosure of the lien of the Mortgage by power of sale or judicial foreclosure and the appointment of the receiver. Further to its July 5, 1995 notice of default to the Partnership, Equitable, which holds the mortgage on Brookdale, commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held initially on September 12, 1995, and which was postponed to December 12, 1995. On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth Management, Inc. ("General Growth") as the receiver of Brookdale. In such capacity, General Growth will collect the rent proceeds from Brookdale's tenants and apply the proceeds to payment of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds to be paid to Equitable on account of its mortgage on Brookdale. From the date of receivership through September 30, 1995, the net cash flow generated by Brookdale, which is reflected on the Partnership's balance sheet as "Restricted cash" in the amount of $1,341,156, will be used to pay, at Equitable's discretion, property operating expenses and real estate taxes for Brookdale. As a result, no cash was forwarded to
Equitable, per the terms of the receivership, as of September 30, 1995.   Debt
service shortfalls, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth will be paid a receiver's fee equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. General Growth had previously been the Partnership's property manager for Brookdale and received management fees at the same rate as receiver fees in its role as property manager. The Partnership continues to hold negotiations with Equitable concerning the mortgage in default. In addition to such negotiations, the Partnership is considering the alternatives available to it with respect to such potential foreclosure sale.

Beginning on July 1, 1995, the Partnership started to accrue interest on the Mortgage at the default rate of 19%, in accordance with the Mortgage agreement.

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


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The General Partner has been attempting to dispose of the Partnership's remaining property, Brookdale Center (the "Property" or "Brookdale"), and pay off its first mortgage loan (the "Mortgage"), which is held by The Equitable Life Assurance Society of the United States ("Equitable") and secured by the Property. The General Partner was unable to consummate a sale of the Property and repay the Mortgage prior to June 30, 1995, the maturity date of the Mortgage. As a result, Equitable notified the Partnership on July 5, 1995, that the Partnership failed to pay all principal and accrued interest due under the Mortgage. The notice stated that in the event such amount was not paid within ten (10) days after receipt of the notice, an Event of Default under the Mortgage would exist and Equitable would pursue all remedies available to it, including, without limitation, foreclosure of the lien of the Mortgage by power of sale or judicial foreclosure and the appointment of the receiver.

Further to its July 5, 1995 notice of default to the Partnership, Equitable commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. Such date was subsequently postponed until December 12, 1995. On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth Management, Inc. ("General Growth"), the previous property manager, as the receiver of Brookdale. In such capacity, General Growth will collect the rent proceeds from Brookdale's tenants and apply the proceeds to payments of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any of the remaining funds to be paid to Equitable on account of the Mortgage. From the date of receivership through September 30, 1995, the net cash flow generated by Brookdale, which is reflected on the Partnership's balance sheet as "Restricted cash" in the amount of $1,341,156, will be used to pay, at Equitable's discretion, property operating expenses and real estate taxes for Brookdale. As a result, no cash was forwarded to Equitable, per the terms of the receivership, as of September 30, 1995. Debt service shortfalls, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth will be paid a receiver's fee equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. General Growth had previously been the Partnership's property manager for Brookdale and received management fees at the same rate as receiver fees in its role as property manager. The Partnership continues to hold negotiations with Equitable concerning the mortgage in default. There is no assurance that the parties will reach an agreement that will prevent the foreclosure sale or that a buyer can be found for Brookdale prior to the foreclosure sale.

The Partnership will pay a 1995 third quarter cash distribution in the amount of $.07 per Unit to Limited Partners on or about November 15, 1995. A portion of this amount was funded from the Partnership's cash reserve. As discussed above, property cash flow is currently being forwarded to General Growth, as receiver at Brookdale. Accordingly, any future cash distributions will be funded from the Partnership's cash reserve. At present, it is uncertain whether the Partnership will be able to maintain quarterly cash distributions to the partners due to the status of the Partnership's loan from Equitable.

As of the filing date of this report, the following tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Federal Bankruptcy Code.

                        Tenant                  Square Footage Leased
                        Gordon's Jewelers               992
                        Merry Go 'Round               3,378
                        Mr. Bulky                     1,566
                        Stuarts                       8,069
                        J Riggings                    2,815
                        JW                            1,410

These tenants currently occupy 18,230 square feet, or approximately 9.1% of the Mall's leasable area (exclusive of anchor tenants), and at this point their plans to remain at the Mall remain uncertain. Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership.

At September 30, 1995, the Partnership had cash totalling $6,749,000, largely unchanged from $6,693,502 at December 31, 1994.

Accounts receivable totaled $713,877 at September 30, 1995, compared with $272,327 at December 31, 1994. The increase reflects the accrual for 1995 percentage rent and property tax income.

Mortgage notes payable increased from $33,652,305 at December 31, 1994 to $37,048,580 at September 30, 1995 due to the accretion of interest on Brookdale's zero coupon note which matured on June 30, 1995. Pursuant to the terms of the Mortgage, the note accrues interest at a default rate of 19% per annum commencing July 1, 1995.

J.C. Penney leases its building and the land on which its building is constructed from a third party which leases the land from the Partnership until July 27, 2015; however, it has the option to terminate the lease on either July 27, 1995 or July 27, 2005. J.C. Penney has not informed the Partnership of any intention to leave the Mall.

Results of Operations

Cash provided by operating activities totalled $2,794,593 for the nine months ended September 30, 1995, compared with $4,244,917 for the nine months ended September 30, 1994. The reduced cash flow is primarily due to the absence of cash flow from Northland Center, as well as the funding of restricted cash with all net cash flow from Brookdale, which commenced on August 2, 1995 (see "Liquidity and Capital Resources" above). The Partnership recognized net losses of $770,125 and $497,837 for the three and nine months ended September 30, 1995 compared to net income of $3,793,906 and $1,698,135 for the three and nine months ended September 30, 1994. The change from net income to net loss is primarily due to the gain on the sale of Northland in 1994. Excluding this gain, the Partnership generated a loss from operations of $586,850 and $2,682,621 for the three and nine months ended September 30, 1994. The higher loss from operations for the three-month period is primarily due to increased interest expense. The lower loss from operations for the nine-month period reflects decreases in interest expense and depreciation and amortization due to the sale of Northland. Also contributing to the decrease in depreciation and amortization is the reduction of the carrying value of Brookdale. The carrying value of Brookdale was reduced during the fourth quarter of 1994 based upon management's assessment of the estimated fair market value of the property. The determination of the estimated fair market value of the property was based upon the most recent appraisal of the property, which is conducted annually.

Rental income totalled $1,238,925 and $3,531,636 for the three and nine months ended September 30, 1995, compared with $1,145,451 and $3,701,786 for the corresponding periods in 1994. The decrease for the nine-month period reflects lower average rental rates on new leases and a decrease in percentage rent due to the decrease in tenant sales. Escalation income for the three and nine months ended September 30, 1995, totalled $1,430,703 and $4,396,840, respectively, compared to $1,618,633 and $4,809,822 for the corresponding periods in 1994. Escalation income represents billings to tenants for their proportionate share of common area maintenance, insurance and real estate tax expenses, HVAC and other miscellaneous expenses. The decrease in escalation income is primarily due to a decrease in property tax expense at Brookdale. Interest income increased for both the three and nine months ended September 30, 1995 in comparison to the 1994 periods due to an increase in interest rates. Miscellaneous income for the three and nine months ended September 30, 1995 totaled $11,429 and $458,364, respectively, compared with $10,038 and $1,473,681 for the respective periods in 1994. Miscellaneous income in the nine months ended September 30, 1995 primarily consisted of lease buyout settlements for two Brookdale tenants totaling $314,000 and a $105,728 adjustment for an overaccrual of the Michigan Single Business Tax as a result of the sale of Northland Center, whereas the balance for the 1994 period primarily consisted of lease settlements for one former Brookdale in-line tenant and Carson's, a Brookdale anchor store, totaling $1,450,000.

Total expenses for the three and nine months ended September 30, 1995 were $3,566,587 and $9,204,820, respectively, compared to $3,424,896 and $12,841,714 for the corresponding periods in 1994. The increase for the three-month period is primarily due to an increase in interest expense associated with the higher default rate at which the Mortgage on Brookdale is currently accruing interest. The decrease for the nine month period is due primarily to a reduction in expenses associated with the operation of Northland resulting from the sale of Northland in 1994. Property operating expenses totaled $660,185 and $2,030,350 for the three and nine months ended September 30, 1995, respectively, compared
with $852,382 and $1,943,299 for the respective periods in 1994.   The increase
for the nine-month period was primarily attributable to the collection of past due Carson's receivables in 1994, which had been reserved in 1993. The decrease for the three-month period reflects lower common area maintenance costs and bad debt expense at Brookdale, as well as a third-quarter 1995 credit related to prior period revenues at Northland. Real estate taxes totaled $798,412 and $2,407,209 for the three and nine months ended September 30, 1995, respectively, compared with $933,837 and $2,766,721 for the comparable periods in 1994. The decrease is primarily due to a decrease in property tax expense at Brookdale due to a reduction in the assessed value of the Mall. General and administrative expense decreased for both the three and nine months ended September 30, 1995 in comparison to the comparable periods in 1994, reflecting lower costs for investor reporting and accounting fees and costs associated with the proxy solicitation in 1994. Professional fees totaled $27,947 and $134,470 for the three and nine months ended September 30, 1995, respectively, compared with $(198,697) and $143,852 for the comparable periods in 199 . The increase for the three-month period is due to the reclassification of legal fees related to the Northland sale to the gain on the sale in the third quarter of 1994.

Sales for tenants (exclusive of anchor tenants) who operated at Brookdale for each of the last two years were approximately $19,665,600 and $20,288,700 for the eight months ended August 31, 1995 and 1994, respectively. As of September 30, 1995, Brookdale was 79% occupied (exclusive of anchor and outparcel stores), compared with 77% at September 30, 1994.




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

        On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth Management, Inc. ("General Growth") as the receiver of Brookdale. In such capacity, General Growth will collect the rent proceeds from Brookdale's tenants and apply the proceeds to payment of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds to be paid to Equitable on account of its mortgage on Brookdale. From the date of receivership through September 30, 1995, the net cash flow generated by Brookdale, which is reflected on the Partnership's balance sheet as "Restricted cash" in the amount of $1,341,156, will be used to pay, at Equitable's discretion, property operating expenses and real estate taxes for Brookdale. As a result, no cash was forwarded to Equitable, per the terms of the receivership, as of September 30, 1995. Debt service shortfalls, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth will be paid a receiver's fee equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. General Growth had previously been the Partnership's property manager for Brookdale and received management fees at the same rate as receiver fees in its role as property manager.

Items 2-4	Not applicable.

Item 5	Other Information.

        On May 10, 1995, the Partnership received a notice from Equitable requesting that the Partnership deposit eligible collateral having a present value of $3,312,199 by June 3, 1995. The Partnership did not deposit the eligible collateral.

        On July 5, 1995, the Partnership received notice from Equitable that the Partnership failed to pay all principal and accrued interest due under the Mortgage secured by Brookdale, on June 30, 1995, the maturity date of the Mortgage. The notice stated that in the event such amount is not paid within ten days after receipt of the notice, an Event of Default under the Mortgage would exist and Equitable would pursue all remedies available to it, including without limitation, foreclosure of the lien of the Mortgage by power of sale or judicial foreclosure and the appointment of the receiver.

        Further to its July 5, 1995 notice of default to the Partnership, Equitable, which holds the mortgage on Brookdale, commenced advertising Brookdale for a public nonjudicial foreclosure sale to be initially held on September 12, 1995, and which was postponed to December 12, 1995. The Partnership continues to hold negotiations with Equitable concerning the mortgage in default. In addition to such negotiations, the Partnership is considering the alternatives available to it with respect to such potential foreclosure sale.

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27) Financial Data Schedule

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




Date: November 14, 1995         BY:     /s/ Paul L. Abbott
				Name:	Paul L. Abbott
				Title:	Director, Chairman of the Board,
					and President




Date: November 14, 1995         BY:     /s/ Robert J. Hellman
				Name:	Robert J. Hellman
				Title:	Director, Vice President and
					Chief Financial Officer