Form 10-K
period 1995-12-31
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1996-04-01
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[ x ]   Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (fee required)

		For the fiscal year ended December 31, 1995

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (no fee required)

		For the Transition period from          to

Commission file number:  1-9331


	MIDWEST REAL ESTATE SHOPPING CENTER L.P.
	Exact name of Registrant as specified in its charter


Delaware                                13-3384643
State or other jurisdiction of
incorporation or organization           I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, NY      10285-2900
Attn: Andre Anderson                                    zip code
Address of principal executive offices

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

The Partnership was formed to acquire from The Equitable Life Assurance Society of the United States ("Equitable") two regional shopping malls which Equitable had owned since 1978: Brookdale Center, located in Brooklyn Center (Hennepin County), Minnesota ("Brookdale"), and Northland Center, located in Southfield (Oakland County), Michigan ("Northland") (together the "Properties"). On December 30, 1986 the Partnership acquired the lease fee interest in the land and improvements constituting the Properties for a total purchase price of $130,025,000 ($49,000,000 for Brookdale and $81,025,000 for Northland).

Two mortgage notes from Equitable were issued on December 30, 1986 in the initial principal amounts of $15,175,000 (the "Brookdale Note") and $25,675,000 (the "Northland Note") (together, the "Notes"). The Partnership had deferred payment of principal and interest on the Northland Note until its scheduled maturity on June 30, 1995. In connection with the impending maturity of the Northland Note, the Partnership executed a contract with Equitable on March 28, 1994 for the sale of Northland at the price of $6,600,000 in excess of the balance of the Northland Note (the "Northland Sales Contract"). On July 22, 1994, the sale was completed and the Northland Note paid. The effective date of the sale of Northland was January 1, 1994 and any positive cash flow generated by Northland Center from January 1, 1994 to the closing belonged to Equitable. The Partnership also deferred payment of principal and interest on the Brookdale Note until its maturity date on June 30, 1995. The General Partner attempted, but was unable, to sell Brookdale and pay off the Brookdale Note prior to its maturity date. On July 5, 1995, Equitable notified the Partnership of its default under the terms of the Brookdale Note and that it would pursue all remedies available to it, including, without limitation, foreclosure of the lien of the Mortgage by power of sale or judicial foreclosure and the appointment of the receiver. Further to its July 5, 1995 notice of default to the Partnership, Equitable commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. The date of this foreclosure sale was subsequently postponed to April 5, 1996. Please refer to Item 7 for a detailed discussion of the Partnership's default on the Brookdale Note and events subsequent to such default.

The Unitholders were solicited on June 7, 1994 in connection with the sale of Northland. This solicitation informed the Unitholders that the sale of Northland would be the first step in the disposition of the assets of the Partnership with a view to the orderly dissolution and liquidation of the Partnership. Information involving the plan to dispose of all the assets of the Partnership with a view to its liquidation is contained under the caption "The Plan to Liquidate" in the Partnership's definitive proxy statement filed on May 27, 1994 pursuant to Regulation 14A and is incorporated herein by reference.

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


(c)  Narrative Description of Business

The Registrant's principal business is to own and operate its remaining property. The Partnership's principal objective is to produce distributions to Unitholders on sale. Please refer to Item 5 for a description of the Partnership's policy concerning distributions.

There is no assurance that this objective will be achieved.

Competition

See Item 2 for a description of the competition in the primary trade area of the Partnership's remaining property.

Employees

The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner, and the remaining property is managed on a day-to-day basis by General Growth Management Inc. (the "Property Manager" or "General Growth"). On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth as the receiver of Brookdale. Please see Item 7 and Note 9 to the Financial Statements in Item 8, and Item 13.


Item 2.  Properties

The Partnership's remaining property, Brookdale Center, is a regional shopping mall located in Brooklyn Center (Hennepin County), Minnesota, approximately five miles northwest of the central business district of Minneapolis. Brookdale is anchored by five major department stores - Sears, Roebuck and Co. ("Sears"), J.C. Penney, Inc. ("J.C. Penney"), Dayton-Hudson Corporation, doing business as Dayton's ("Dayton's"), Mervyn's, a California corporation doing business as Mervyn's ("Mervyn's"), which acquired Carson Pirie Scott & Co., doing business as Carson's ("Carson's") on March 6, 1995, and Kohl's Department Stores, Inc., doing business as Kohl's ("Kohl's") in a freestanding building, all located on a site of approximately 81 acres. Brookdale contains approximately 980,000 gross leasable square feet, of which approximately 780,000 square feet is owned or leased by the anchor tenants and not by the Partnership. Brookdale has parking for approximately 5,000 automobiles. During 1988, a freestanding Kohl's department store consisting of approximately 75,000 square feet was completed on the east end of the mall site. Kohl's commenced operations on August 1, 1988. Brookdale was constructed in 1962, underwent major expansion in 1966, and was refurbished in 1970 and again in 1983.

The total building area of Brookdale is allocated as shown in the table below.

                        Square Feet     Square Feet     Total
                        Leasable to     Owned by        Square
                        Tenants         Anchors(1)      Feet
Anchor Stores:
   Mervyn's (2)                 -       140,336         140,336
   Dayton's                     -       195,368         195,368
   J.C. Penney                  -       140,320         140,320
   Kohl's                       -        75,000          75,000
   Sears                        -       180,669         180,669
Outparcel Stores (3)            -        48,858          48,858
Enclosed Mall Tenants(4)  199,922             -         199,922
                          199,922       780,551         980,473
Common Area                     -             -         119,113

Total                     199,922       780,551       1,099,586

(1) Includes square footage leased by anchors from independent third parties.

(2) On March 2, 1995, Carson's ceased operations at Brookdale Center. On March 6, 1995, Mervyn's, a California Corporation, took possession of the space. See description below under "Anchor tenants."

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

J.C. Penney leases its building and the land on which its building is constructed from a third party which leases the land from the Partnership until July 27, 2015; however, it has the option to terminate the lease on either July 27, 1995 or July 27, 2005. J.C. Penney pays its own real estate taxes and utilities. J.C. Penney was required to operate a J.C. Penney-type department store until July 27, 1995. J.C. Penney did not exercise the option to terminate the lease on July 27, 1995 and has not informed the Partnership of any intention to sublease the premises. J.C. Penney may sublet the entire premise or assign the lease to any corporation which may take over the business of J.C. Penney in Minnesota as a result of an assignment or merger. J.C. Penney is also subject to an operating agreement that requires it to pay a portion of the common area expenses, including real estate taxes and assessments of the common area, in proportion to 75% of the gross building area in its store to the total gross building area.

Mervyn's, a California corporation, finalized an agreement on March 6, 1995, pursuant to which Mervyn's agreed to purchase all of the outstanding shares of stock of a wholly-owned subsidiary of CPS Department Stores, Inc., a Delaware corporation ("Carson's"), thereby acquiring the 140,336 square foot Carson's store in the Mall and assuming Carson's lease. Carson's ceased operations at the store on March 2, 1995 and Mervyn's took possession of this space on March 6, 1995. Mervyn's remodeled the store, which reopened during the third quarter of 1995.

Dayton's land and building are owned by Dayton Development Company ("DDC"), an affiliate of Dayton's which leases Dayton's land and building to Dayton's. DDC's lease to Dayton's runs through July 31, 1996. DDC and Dayton's are subject to an operating agreement that generally requires Dayton's to operate a Dayton's store in the Dayton's building until July 31, 1996. DDC pays its own real estate taxes and for the water, gas and electricity used by Dayton's. In addition, DDC also pays a proportionate share of the costs incurred by Brookdale in supplying climate conditioning services to the entire shopping center, plus a $2,442.10 monthly standby charge. DDC is also required to pay a proportionate share of the costs incurred by Brookdale in maintaining the common areas. DDC has the right to approve any purchaser of the Brookdale Center, and if such approval is not granted and the purchaser subsequently defaults in its common area maintenance obligations, DDC shall have the right to take over common area maintenance. The Dayton's operating agreement terminates on July 31, 1996, except that it shall continue thereafter so long as Brookdale is a shopping center and Dayton's shall continue to operate a Dayton's department store therein. Dayton's has not informed the Partnership of any intention to leave the Mall.

Kohl's owns its building and leases land from the Partnership. Kohl's lease runs for a period of 22 years through January 31, 2010 with two five-year renewals. The minimum rent is $175,000 per year with percentage rent of 1.5% of all net sales in excess of $16,000,000 per year. The leases are net ground leases with the tenant responsible for all costs such as real estate taxes and utilities. Kohl's pays a fixed common area maintenance charge. Kohl's did not renew its operating agreement which expired on August 1, 1993, but has not informed the Partnership of any intention to leave the Mall.

Mall and Outparcel Tenants
As of December 31, 1995, Brookdale had 199,922 square feet of gross leasable area (excluding anchor stores and outparcel stores), of which 40,652 square feet (representing kiosks and mall stores totalling 37,548 square feet and 3,104 square feet of storage area) was vacant. During 1995, nine leases totalling 14,616 square feet terminated and space totalling 10,442 square feet was leased. Two leases totalling 4,954 square feet were signed with existing tenants and 5 leases totalling 5,488 square feet were signed with new tenants.

As of December 31, 1995, six tenants, or their parent corporations, at Brookdale have filed for protection under the U.S. Federal Bankruptcy Code. These tenants currently occupy approximately 9.1% of the Mall's leasable area (exclusive of anchor tenants), and at this point their plans to remain at Brookdale remain uncertain, although Merry Go 'Round closed its store in 1996. Please refer to Item 7 for a listing of Brookdale tenants which have filed for bankruptcy protection.

Historical Occupancy
The following table shows the historical occupancy percentage at Brookdale at December 31 of the indicated years.

                                1995    1994    1993    1992    1991

Including Anchor Stores         96.0%   94.0%   96.0%   99.0%   99.4%

Excluding Anchor Stores         80.0%   79.0%   85.0%   95.0%   98.0%

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

Northtown Mall is a smaller regional center located five miles north of Brookdale and is anchored by Mervyn's, Montgomery Ward and Kohl's. Northtown Mall contains gross leasable area of approximately 800,000 square feet. Rosedale Center, which is owned by an affiliate of Equitable, is a two-level, enclosed mall located ten miles southeast of Brookdale and is anchored by Dayton's, Mervyn's, J.C. Penney and Montgomery Ward. This center contains a gross leasable area of 1,400,000 square feet and underwent an expansion in 1991, including a new 250,000 square foot Dayton's store. Ridgedale Center is located eight miles southeast of Brookdale and is anchored by Sears, J.C. Penney and Dayton's. Ridgedale contains gross leasable area of 1,035,000 square feet. All three centers compete against Brookdale for customers with a variety of local shops and national retailers.

On August 11, 1992, a super-regional center, Mall of America, opened in Bloomington, approximately 8.25 miles from downtown Minneapolis and approximately 14.25 miles southeast of Brookdale. The 4.2 million square foot center is anchored by Nordstrom's, Bloomingdale's, Sears and R.H. Macy & Co., Inc., among others, and includes an amusement park. Although occupancy has declined over the past few years, the General Partner attributes this decline to general competition from other shopping centers, of which the Mall of America is only a part. Mall of America has had an impact on consumer traffic at Brookdale.

Item 3.  Legal Proceedings

On January 17, 1995, the Partnership announced that an action had been filed against the General Partner, the Partnership and other defendants in the United States District Court for the Southern District of New York on behalf of all persons who owned Limited Partnership Units of the Partnership on June 7, 1994. The complaint alleges, among other things, that the solicitation statement used by the Partnership to solicit the consent of the Limited Partners to the July 1994 sale of the Northland Shopping Center (the "Solicitation Statement") contained material misrepresentations and omissions in violation of Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The complaint also alleges claims for breach of fiduciary duty, negligent misrepresentation and breach of the limited partnership agreement related to the Northland sale and the partial liquidation of the assets. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. On May 12, 1995, the Partnership announced that two similar actions had been filed in the District Court for the Southern District of New York. On November 16, 1995, the complaint in one of these three actions was amended to add a derivative claim for breach of fiduciary duty on behalf of the Partnership.
The amended complaint also alleges that the General Partner, assisted by the other defendants, breached its fiduciary duties by failing to take steps to maximize the value of Brookdale Center. The General Partner believes that the allegations in these complaints are without merit and will defend these lawsuits vigorously.

On May 12, 1995, the Partnership also announced that an action had been filed against the General Partner and other defendants in the Federal District Court for the Central District of California on behalf of all persons who owned Limited Partnership Units during the period June 7, 1994 to the present. The complaint alleges that the Solicitation Statement contained material misrepresentations and omissions in violation of Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. This action has been transferred to the District Court for the Southern District of New York to be coordinated with the New York actions for pre-trial proceedings. The General Partner believes that the allegations in this complaint are without merit and will defend this lawsuit vigorously.

The Partnership also announced on May 12, 1995, that an action had recently been filed against the General Partner and other defendants in the Superior Court for Los Angeles County and removed to the District Court for the Central District Court of California. This action is brought on behalf of all persons who purchased Limited Partnership Units of the Partnership during the period from December 26, 1986 to the present. The complaint alleges, among other things, that the General Partner, assisted by the other defendants, breached its fiduciary duty to the plaintiffs in connection with the offer and sale of Limited Partnership Units, the operation of the Partnership and the Northland sale. Plaintiffs seek, among other things, compensatory damages, punitive damages, and to have their action certified as a class action under the Federal Rules of Civil Procedure. This action also has been transferred to the District Court for the Southern District of New York to be coordinated with the pre-trial proceedings. The General Partner believes that the allegations in the complaint are without merit and will defend the lawsuit vigorously.

On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth Management, Inc. ("General Growth") as the receiver of Brookdale. In such capacity, General Growth collects the rent proceeds from Brookdale's tenants and applies the proceeds to payment of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds to be paid to Equitable on account of its mortgage on Brookdale (the "Mortgage"). During December 1995, $700,000 was forwarded to Equitable and applied against the Mortgage under the terms of the receivership. As of December 31, 1995, the cash flow generated by Brookdale, less the cash forwarded to Equitable during December 1995, is reflected on the Partnership's balance sheet as "Restricted cash" in the amount of $1,012,296. The restricted cash will be used to pay, at Equitable's discretion, property operating expenses and real estate taxes for Brookdale. During January and February 1996, an additional $550,000 was forwarded to Equitable under the
terms of the receivership, and applied against the Mortgage.   Shortfalls in
cash flow generated by Brookdale, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth is paid a receiver's fee equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. General Growth had previously been the Partnership's property manager for Brookdale and received management fees at the same rate as receiver fees in its role as property manager.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unitholders at a meeting or otherwise during the three months ended December 31, 1995.

PART II


Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

(a) Market Information

The Units are listed on the New York Stock Exchange and trade under the symbol "EQM". The high and low sales price of the Units on the New York Stock Exchange as reported on the consolidated transaction reporting system, during the periods January 1, 1994 to December 31, 1994 and January 1, 1995 to December 31, 1995 were as follows:

                                High            Low

	1994
        First Quarter           $  2.38         $   2.00
        Second Quarter             2.13             1.13
        Third Quarter              1.75              .69
        Fourth Quarter              .88              .50

	1995
        First Quarter           $   .88         $    .38
        Second Quarter              .75              .50
        Third Quarter               .85              .31
        Fourth Quarter              .50              .17

(b) Holders

As of December 31, 1995, there were 6,193 Unit Holders.

(c) Distribution of Operating Cash Flow

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

                                1995             1994
        First Quarter           $  .07           $ .07
        Second Quarter             .07             .07
        Third Quarter              .07             .935*
        Fourth Quarter**             -             .07


        TOTAL                   $  .21           $1.145

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

** Distributions were suspended effective during the fourth quarter of 1995 pending a resolution of the situation with respect to the Partnership's default on the Brookdale Note. See Item 7.


(d) Distribution of Net Proceeds of Capital Transactions:

The Net Proceeds of a Capital Transaction, which would include the sale of Brookdale, are distributable to the Unitholders and the General Partner in the manner described in the Partnership Agreement which is incorporated herein by reference. See also Note 4 to the Financial Statements.

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


Item 6.  Selected Financial Data

(dollars in thousands except per Unit data)

As of and for the years ended December 31,

                    1995         1994        1993         1992         1991

Total Income        $ 11,772     $12,695     $ 30,312     $ 31,404     $ 30,383
Net Income (Loss)   $(10,764)(3) $(7,567)(2) $(18,377)(1) $ (7,834)(1) $    389
Net Income (Loss)
per Limited
Partnership Unit
(10,700,000
outstanding)        $  (1.00)(3) $  (.79)(2) $  (1.70)(1) $   (.73)(1) $    .04
Real Estate         $ 24,500     $35,072     $100,264     $118,416     $127,101
Mortgage Notes
Payable             $ 38,029     $33,652     $ 82,011     $ 77,245     $ 70,215
Total Assets        $ 32,341     $42,302     $113,448     $131,082     $136,879
Cash Distributions
per Limited
Partnership Unit
(10,700,000
outstanding)        $    .21     $ 1.145(4)  $    .50     $    .50     $    .50

(1) Includes write-downs in carrying value of the Northland property in 1992 and 1993. See Item 7.

(2) Includes gain on sale of Northland and write-down of Brookdale in 1994. See Item 7.

(3)     Includes write-down in carrying value of Brookdale in 1995.  See Item
7.

(4) Includes a special distribution resulting primarily from the sale of the Northland property in 1994 in the amount of $.865 per unit.

The above selected financial data should be read in conjunction with the financial statements and notes thereto contained in Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partner has been attempting to sell the Partnership's remaining property, Brookdale Center (the "Property" or "Brookdale"), and pay off the Mortgage, which is held by The Equitable Life Assurance Society of the United States ("Equitable") and secured by the Property. The General Partner was unable to consummate a sale of the Property and repay the Mortgage prior to June 30, 1995, the maturity date of the Mortgage. As a result, on July 5, 1995, Equitable issued a notice of default to the Partnership and commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. Such date was subsequently postponed until April 5, 1996.

On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth as the receiver of Brookdale. In such capacity, General Growth collects the rent proceeds from Brookdale's tenants and applies the proceeds to payment of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds to be paid to Equitable on account of its mortgage on Brookdale (the "Mortgage"). During December 1995, $700,000 was forwarded to Equitable and applied against the Mortgage per the terms of the receivership. As of December 31, 1995, the cash flow generated by Brookdale, less the cash forwarded to Equitable during December 1995, is reflected on the Partnership's balance sheet as "Restricted cash" in the amount of $1,012,296. The restricted cash will be used to pay, at Equitable's discretion, property operating expenses and real estate taxes for
Brookdale.   During January and February 1996, an additional $550,000 was forwarded to Equitable, per the terms of the receivership, and applied against the Mortgage. Shortfalls in cash flow generated by Brookdale, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth is paid a receiver's fee equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. General Growth had previously been the Partnership's property manager for Brookdale and received management fees at the same rate as receiver fees in its role as property manager.

The Partnership continues to hold negotiations with Equitable concerning the Mortgage. In addition to such negotiations, the Partnership is considering all alternatives available to it with respect to such potential foreclosure sale. There is no assurance that the parties will reach an agreement that will prevent the foreclosure sale or that a buyer can be found for Brookdale prior to the foreclosure sale.

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

These tenants occupy 18,230 square feet, or approximately 9.1% of Brookdale's leasable area (exclusive of anchor tenants), and at this time their plans to remain at Brookdale remain uncertain. Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by Brookdale and revenues received by the Partnership and the Partnership's negotiations with Equitable with respect to the default on the Mortgage. Merry Go 'Round closed its store in 1996.

At December 31, 1995, the Partnership had unrestricted cash totalling $5,971,023 compared to $6,693,502 at December 31, 1994. The decrease is due to the receipt by Equitable of all net cash flow from Brookdale, which commenced upon appointment of a receiver on August 2, 1995 as described above.

Accounts receivable totalled $537,561 at December 31, 1995 compared with $181,358 at December 31, 1994. The increase reflects the accrual for 1995 percentage rent and property tax income.

Accounts payable and accrued expenses decreased from $1,170,453 at December 31, 1994 to $623,499 at December 31, 1995. The decrease is primarily due to expenditures made for (i) renovations in 1995 of space at Brookdale recaptured upon the departure of Carson's, a former anchor tenant (ii) the 1994 Michigan business tax related to the 1994 sale of Northland and (iii) the 1994 annual audit fee and the Minnesota partnership tax.

Zero coupon mortgage note payable increased from $33,652,305 at December 31, 1994 to $38,028,587 at December 31, 1995 due to the accretion of interest on the Mortgage which matured on June 30, 1995. Pursuant to its terms, the Mortgage accrues interest at a default rate of 19% per annum commencing July 1, 1995. See "Liquidity and Capital Resources" above for a discussion of the default.

Distributions payable decreased from $756,565 at December 31, 1994 to $0 at December 31, 1995. The Partnership suspended cash distributions beginning with the fourth quarter of 1995 pending a resolution of the situation surrounding the Mortgage.

Dayton's land and building are owned by DDC, an affiliate of Dayton's, which leases Dayton's land and building to Dayton's. DDC's lease to Dayton's runs through July 31, 1996. DDC and Dayton's are subject to an operating agreement that generally requires Dayton's to operate a Dayton's store in the Dayton's building until July 31, 1996. Dayton's has not informed the Partnership of any intention to leave the Mall. Please refer to Item 2 for additional discussion regarding Dayton's lease.


Results of Operations

1995 versus 1994
Cash provided by operating activities totalled $2,817,025 for the year ended December 31, 1995 compared with $4,483,503 during 1994. The reduced cash flow is primarily due to the funding of all net cash flow from Brookdale to Equitable, which commenced on August 2, 1995 (see "Liquidity and Capital Resources" above).

The Partnership recognized a net loss of $10,763,695 for the year ended December 31, 1995 compared to $7,567,268 during 1994. The increase in net loss during 1995 primarily reflects the gain recognized on the sale of Northland in 1994 and a greater loss on the write-down of Brookdale to its estimated fair market value in 1995 compared to 1994. The carrying value of Brookdale was reduced during the fourth quarter of 1995 and 1994 based upon management's assessment of the estimated fair market value of the property. The determination of the estimated fair market value of the property was based upon the most recent appraisal of the property, which is conducted annually.

Rental income totalled $4,691,179 for the year ended December 31, 1995 compared with $4,895,956 in 1994. The decrease reflects lower average rental rates on new leases and a decrease in percentage rent due to the decrease in tenant sales. Interest income for the year ended December 31, 1995 totalled $421,179 compared to $326,493 in 1994. The increase is mainly due to higher interest rates earned on the Partnership's invested cash. Miscellaneous income totalled $606,678 for the year ended December 31, 1995 compared to $1,508,212 during 1994. Miscellaneous income during 1995 primarily consisted of lease buyout settlements for three Brookdale tenants totaling $444,000 and a $105,728 adjustment for an overaccrual of the Michigan Single Business Tax as a result of the sale of Northland Center, whereas the balance for the 1994 period primarily consisted of lease settlements for one former Brookdale in-line tenant and Carson's, a former Brookdale anchor store, totaling $1,450,000.

Total expenses for the year ended December 31, 1995 totalled $22,535,891 compared to $24,872,636 during 1994. The decrease reflects the absence of interest expense and depreciation and amortization associated with Northland, which was sold in 1994, which was partially offset by an increased write-down of Brookdale in 1995 compared to 1994. Property operating expenses increased from $2,657,042 for the year ended December 31, 1994 to $2,897,546 during 1995. The increase is due to the collection of past due Carson's receivables in 1994.

Real estate taxes decreased from $3,528,943 for the year ended December 31, 1994 to $3,205,621 during 1994 primarily due to a reduction in the assessed value of Brookdale in January 1995. General and administrative expense decreased for the year ended December 31, 1995 compared to 1994 reflecting lower transfer agent fees in 1995 and costs associated with the proxy solicitation incurred in 1994.

Sales for tenants (exclusive of anchor tenants) who operated at Brookdale for each of the last two years were approximately $35,959,700 and $38,032,700 for the years ended December 31, 1995 and 1994, respectively. The General Partner attributes the decrease in sales to increased competition from nearby regional shopping centers which have been renovated or upgraded and a decline in consumer spending on softgoods, particularly apparel, a trend experienced by retailers across the country. As of December 31, 1995, Brookdale was 80% occupied (exclusive of anchor and outparcel stores), compared with 79% at December 31, 1994.

1994 versus 1993
Cash provided by operating activities totalled $4,483,503 for the year ended December 31,1994, compared with $12,701,730 for the year ended December 31, 1993. The reduced cash flow is primarily due to the assignment of positive cash flow from Northland to Equitable, pursuant to the terms of the sale contract which provided for all operating income of Northland commencing January 1, 1994 to be paid to Equitable upon closing of the sale. The Partnership recognized a net loss of $7,567,268 for the year ended December 31, 1994 compared to a net loss of $18,376,967 for 1993. The decrease in net loss is due to the fact that the write-down of Brookdale to its estimated value in 1994 was less than the write-down in value of Northland in 1993, as well as the sale of Northland which resulted in a gain of $4,610,550 in 1994.

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

Total expenses decreased $23,815,857 from $48,688,493 in 1993 to $24,872,636 in
1994 primarily due to the write-down of Brookdale to its estimated value being less than the write-down of Northland in 1993, and due to the absence of Northland activity resulting from the sale of Northland in 1994. Property operating expenses decreased due primarily to the absence of Northland activity and a decrease in bad debt expense at Brookdale resulting from the collection of past due Carson's receivables. This was slightly offset by an increase in CAM and promotion expenses at Brookdale. Real estate tax expense decreased due to the absence of Northland activity offset by an increase at Brookdale due to an increased assessed value of the Mall. Interest expense totaled $6,145,897 compared with $7,857,584 in 1993. The decrease is due to the payment of the Northland zero coupon note upon closing of the Northland sale on July 22, 1994. General and administrative expenses decreased in 1994, primarily due to the termination of the EREIM asset management agreement as of December 31, 1993 (see Note 8 to the Notes to the Financial Statements).

Sales for tenants (exclusive of anchor tenants) who operated at Brookdale for each of the last two years were approximately $38,032,000 and $38,288,000 for the years ending December 31, 1994 and 1993, respectively. As of December 31, 1994, Brookdale was 79% occupied (exclusive of anchor and outparcel stores) as compared to 85% on December 31, 1993. The decline in occupancy is largely attributable to the reconfiguration of approximately 40,000 square feet of previously leased space, which was recently renovated. These renovations were completed in November 1994 and a portion of the space has been re-leased as of year-end 1994.


Property Appraisal

The Partnership Agreement and the Mortgage Note require the Partnership to retain an independent, third-party appraisal firm to appraise the Partnership's property each year. The Partnership is required to provide an appraisal of the property to the Unit Holders within 90 days after the end of the Partnership's fiscal year. Cushman & Wakefield, Inc., an independent appraisal firm retained by the Partnership to appraise Brookdale in 1995, has appraised fair market value of Brookdale at $25,000,000 as of January 1, 1996.

It should be noted that appraisals are only estimates of current value and actual values realizable upon a sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Because of the nature of the Partnership's remaining property and the limited market for such properties, there can be no assurance that the other properties reviewed by the appraiser are comparable. Additionally, the low level of liquidity as a result of the current restrictive capital environment has had the effect of limiting the number of transactions in real estate markets and the availability of financing to potential purchasers, which may have a negative impact on the value of an asset. Further, the appraised value does not reflect the actual costs which would be incurred in selling the property, including brokerage fees.

Item 8.  Financial Statements and Supplementary Data

See Item 14a for a listing of the Financial Statements and Supplementary data filed in this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

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

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the general partner changed its name to Midwest Centers Inc. to delete any references to "Shearson."

The directors and executive officers of the General Partner are as follows:

        Name                    Office

	Paul L. Abbott		Director, President and Chairman of the Board
	Stevan N. Bach		Director
	Kathleen Carey		Director
        Raymond C. Mikulich     Director
        Robert J. Hellman       Vice President, Director and
                                Chief Financial Officer
        Joan B. Berkowitz       Vice President
	Elizabeth Rubin		Vice President
        Robert Sternlieb        Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Stevan N. Bach, 56, is Executive Vice President of Bach, Thoreen, McDermott Inc., a real estate valuation and consulting firm based in Houston, Texas. Mr. Bach has over 32 years of experience in the real estate business. From December 1980 through July 1984, Mr. Bach was a Senior Vice President, National Director and General Manager of the Southwestern Region for Landauer Associates, Inc. From December 1975 through December 1980, Mr. Bach was the Vice President and Manager of Coldwell Banker Appraisal Services. Mr. Bach is a graduate of the University of Southern California.

Kathleen B. Carey, 42, is an attorney specializing in commercial real estate. She is a graduate of the State University of New York at Albany and St. John's University Law School. In 1987, she joined the Connecticut law firm of Cummings & Lockwood and served as a partner in the firm from 1989 until mid-1994. Kathleen's practice has involved all facets of acquisitions, sales and financing of commercial properties, including multifamily housing, office buildings and shopping centers. She is admitted to practice in New York, Connecticut and California and currently works as an independent commercial real estate consultant.

Raymond C. Mikulich, 42, is a Managing Director of Lehman, and since January 1988, has been head of the Real Estate Investment Banking Group. Prior to joining Lehman Brothers Kuhn Loeb in 1982, Mr. Mikulich was a Vice President with LaSalle National Bank, Chicago, in the Real Estate Advisory Group, where he was responsible for the acquisition of equity interests in commercial real estate. Over his fifteen years in the real estate business, Mr. Mikulich has arranged acquisitions and dispositions on behalf of both individuals and institutional investors. Mr. Mikulich holds a BA degree from Knox College and a JD degree from Kent College of Law.

Robert J. Hellman, 41, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

Joan B. Berkowitz, 36, is a Vice President of Lehman Brothers, responsible for asset management within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

Elizabeth Rubin, 29, is a Vice President of Lehman Brothers in the Diversified Asset Group. Ms. Rubin joined Lehman Brothers in April 1992. Prior to joining Lehman Brothers, she was employed from September 1988 to April 1992 by the accounting firm of Kenneth Leventhal and Co. Ms. Rubin is a Certified Public Accountant and received a B.S. degree from the State University of New York at Binghamton in 1988.

Robert Sternlieb, 31, is an Assistant Vice President of Lehman Brothers and is responsible for asset management within the Diversified Asset Group. Mr. Sternlieb joined Lehman Brothers in April 1989 as an asset manager. From May 1986 to April 1989, he was a systems analyst at Drexel Burnham Lambert. Mr. Sternlieb received a B.S. degree in Finance from Lehigh University in 1986.


Item 11.  Executive Compensation

The Directors and Officers of the General Partner do not receive any salaries or other compensation from the Partnership, except that Mr. Bach and Ms. Carey receive $12,000 per year for serving as Directors of the General Partner.
Prior to September 1, 1993 Mr. Bach received $10,000, and $2,400 for attendance in person at any meeting of the Board of Directors of the General Partner or of the Audit Committee. During 1995, Mr. Bach was paid $21,600 in director fees and Ms. Carey was paid $19,600 in director fees.

The General Partner is entitled to receive 1% of Operating Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See pages 84 and 85 of the Partnership Agreement for a description of such arrangements which description is incorporated by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - To the knowledge of the Partnership, no person owns more than 5% of the outstanding Units as of December 31, 1995.

(b) Security Ownership of Management - Various employees of Lehman Brothers that perform services on behalf of the General Partner own no units of the Partnership as of December 31, 1995.

(c)	Changes in Control - None





Item 13.  Certain Relationships and Related Transactions

The General Partner, an affiliate of Lehman Brothers, is entitled to receive a portion of Operating Cash Flow and Net Proceeds from Capital Transactions (see
Item 5). During 1995, the General Partner received $22,698 as its share of Operating Cash Flow for 1995.

During 1993, the Partnership engaged Lehman Brothers, an affiliate of the General Partner, in conjunction with the possible sales of Brookdale and Northland. Pursuant to such agreement, Lehman Brothers was entitled to a fee equal to 0.875% of the gross proceeds of a transaction, as defined in the Letter Agreement (incorporated by reference to Exhibit 10.13). Pursuant to this agreement, the Partnership paid Lehman Brothers $508,774 in 1994 for advisory services related to the sale of Northland Center. Such agreement was terminated in 1995.

Affiliates of the General Partner are or have been responsible for certain administrative functions of the Partnership. For amounts paid to such affiliates, see Note 7 of the Notes to Financial Statements.


PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2).
	MIDWEST REAL ESTATE SHOPPING CENTER L.P.
	(a Delaware limited partnership)

	Index to Financial Statements and Schedules
                                                                Page
                                                                Number

        Independent Auditors' Report                            F-1

	Balance Sheets
        At December 31, 1995 and 1994                           F-2

	Statements of Partners' Capital (Deficit)
	For the years ended December 31, 1995, 1994 and 1993 	F-2

	Statements of Operations
	For the years ended December 31, 1995, 1994 and 1993 	F-3

	Statements of Cash Flows
	For the years ended December 31, 1995, 1994 and 1993 	F-4

        Notes to the Financial Statements                       F-5

	Schedule II - Valuation and Qualifying Accounts 	F-12

	Schedule III - Real Estate and Accumulated Depreciation	F-13


(b) Exhibits.

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

4.1*    The form of Certificate of Limited Partnership Interest is hereby incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2*    The form of Unit Certificate is hereby incorporated by reference to
Exhibit 4.2 to the Registration Statement.

10.1*   The form of Property Management Agreement between Registrant and Center
Management Venture is hereby incorporated by reference to Exhibit 2 to the Registration Statement.

10.2*   The form of Transfer Agent Agreement is hereby incorporated by reference to Exhibit 10.7 to the Registration Statement.

10.3*   The form of Promissory Note (Brookdale) is hereby incorporated by reference to Exhibit 10.8.1 to the Registration Statement.

10.4*   The form of Promissory Note (Northland) is hereby incorporated by reference to Exhibit 10.8.2 to the Registration Statement.

10.5*   The form of Mortgage is hereby incorporated by reference to Exhibit
10.9 to the Registration Statement.

10.6*   The form of Assignments of Leases and Rents is hereby incorporated by reference to Exhibit 10.10 to the Registration Statement.

10.7*   The Indemnification Agreement is hereby incorporated by reference to
Exhibit 10.11 to the Registration Statement.

10.8*   The Agreement of Indemnification is hereby incorporated by reference to
Exhibit 10.11 to the Registration Statement.

10.9*   The Second Mortgage Loan Agreement from Equitable to the Partnership dated June 25, 1991 is hereby incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 1991.

10.10* Letter of Intent to Purchase Northland Center by Equitable Life Assurance Society of the United States is hereby incorporated by reference to Exhibit A to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 1994.

10.11* The Engagement Letter between the Partnership and Lehman Brothers securing Lehman Brothers services as exclusive financial advisor with respect to the sale of Northland Center and Brookdale Center, dated October 25, 1993 is hereby incorporated by reference to Exhibit 10.13 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

10.12* Termination and Release Agreement between the Partnership and Equitable Real Estate Investment Management, Inc. dated March 28, 1994 is hereby incorporated by reference to Exhibit 10.14 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

27	Financial Data Schedule.

* Previously filed


(c) Reports on Form 8-K during the three months ended December 31, 1995:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 29, 1996

        MIDWEST REAL ESTATE SHOPPING CENTER L.P.

BY:     Midwest Centers Inc.
        General Partner


BY:     /s/Paul L. Abbott
Name:   Paul L. Abbott
Title:  Director, President and
        Chairman of the Board


BY:     /s/Robert J. Hellman
Name:   Robert J. Hellman
Title:  Director, Vice President
        and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        MIDWEST CENTERS INC.
        General Partner

Date: March 29, 1996

BY:     /s/Paul L. Abbott
        Paul L. Abbott
        Director, Chairman of the
        Board and President


Date: March 29, 1996

BY:     /s/Raymond Mikulich
        Raymond Mikulich
        Director


Date: March 29, 1996

BY:     /s/Stevan N. Bach
        Stevan N. Bach
        Director


Date: March 29, 1996

BY:     /s/Kathleen Carey
        Kathleen Carey
        Director


Date: March 29, 1996

BY:     /s/Robert J. Hellman
        Robert J. Hellman
        Director, Vice President
        and Chief Financial Officer


Date: March 29, 1996

BY:     /s/Joan Berkowitz
        Joan Berkowitz
        Vice President


Date: March 29, 1996

BY:     /s/Elizabeth Rubin
        Elizabeth Rubin
        Vice President


Date: March 29, 1996

BY:     /s/Robert J. Sternlieb
        Robert J. Sternlieb
        Vice President

Independent Auditors' Report


The Partners
Midwest Real Estate Shopping Center L.P.:

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Real Estate Shopping Center L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership's mortgage note payable, secured by its remaining property, matured on June 30, 1995. Market conditions have prevented the Partnership from obtaining sufficient proceeds from a sale or refinancing to satisfy the mortgage obligation. The mortgage lender has notified the Partnership of its default and is attempting a non judicial foreclosure sale scheduled for April 5, 1996. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. These financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

                                     KPMG Peat Marwick LLP


Boston, Massachusetts
March 27, 1996


Balance Sheets
December 31, 1995 and 1994


Assets                                          1995            1994

Property held for disposition (notes 3 and 5)   $24,500,000     $35,072,000
Cash and cash equivalents                         5,971,023       6,693,502
Restricted cash (note 5)                          1,012,296               -
Accounts receivable, net of allowance
of $174,600 in 1995 and $95,229 in 1994             537,561         181,358
Deferred rent receivable                            112,931          90,969
Due from affiliates, net (note 7)                   115,062          88,278
Deferred charges, net of accumulated
        amortization of $246,676 in 1994                  -          33,324
Prepaid assets                                       92,607         142,679

                Total Assets                    $32,341,480     $42,302,110


Liabilities and Partners' Capital (Deficit)

Liabilities:
        Accounts payable and accrued expenses $ 623,499 $ 1,170,453 Zero coupon mortgage note payable
        (note 5)                                 38,028,587      33,652,305
        Distribution payable (note 10)                    -         756,565

                Total Liabilities                38,652,086      35,579,323

Partners' Capital (Deficit) (note 4):
        General Partner                            (111,270)         19,065
        Limited Partners (10,700,000
                securities outstanding)          (6,199,336)      6,703,722

                Total Partners' Capital
                (Deficit)                        (6,310,606)      6,722,787

          Total Liabilities and Partners'
          Capital (Deficit)                     $32,341,480     $42,302,110



Statements of Partners' Capital (Deficit)
For the years ended December 31, 1995, 1994 and 1993


                                Limited         General
                                Partners        Partner         Total

Balance at December 31, 1992    $ 50,928,358    $(482,044)      $ 50,446,314
Net loss                         (18,193,197)    (183,770)       (18,376,967)
Distributions (note 10)           (5,350,000)     (54,040)        (5,404,040)

Balance at December 31, 1993      27,385,161     (719,854)        26,665,307
Net income (loss)                 (8,429,939)     862,671         (7,567,268)
Distributions (note 10)          (12,251,500)    (123,752)       (12,375,252)

Balance at December 31, 1994       6,703,722       19,065          6,722,787
Net loss                         (10,656,058)    (107,637)       (10,763,695)
Distributions (note 10)           (2,247,000)     (22,698)        (2,269,698)

Balance at December 31, 1995    $ (6,199,336)   $(111,270)      $ (6,310,606)


Statements of Operations
For the years ended December 31, 1995, 1994 and 1993


Income                          1995            1994            1993

Rental income (note 3)          $  4,691,179    $  4,895,956    $ 12,622,285
Escalation income (note 3)         6,053,160       5,964,157      17,226,821
Interest income                      421,179         326,493         257,776
Miscellaneous income (note 2)        606,678       1,508,212         204,644

        Total Income              11,772,196      12,694,818      30,311,526

Expenses

Property operating expenses        2,897,546       2,657,042      13,025,506
Loss on write-down of
real estate (note 3)               9,498,921       9,068,553      16,163,153
Real estate taxes                  3,205,621       3,528,943       5,705,170
Interest expense                   5,076,282       6,145,897       7,857,584
Depreciation and amortization      1,196,967       2,677,432       3,854,330
General and administrative           236,175         311,639       1,289,480
Management fee (note 9)              215,365         230,565         563,654
Professional fees                    209,014         252,565         229,616

        Total Expenses            22,535,891      24,872,636      48,688,493

Loss from Operations             (10,763,695)    (12,177,818)    (18,376,967)

Gain on sale of property (note 3)          -       4,610,550               -

Net Loss                        $(10,763,695)   $ (7,567,268)   $(18,376,967)

Net Loss Allocated:

To the General Partner          $   (107,637)   $    862,671    $   (183,770)
To the Limited Partners          (10,656,058)     (8,429,939)    (18,193,197)

                                $(10,763,695)   $ (7,567,268)   $(18,376,967)

Per Limited Partnership
Security (10,700,000
securities outstanding)         $     (1.00)    $       (.79)   $      (1.70)


Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993


Cash Flows from Operating Activities:

                                1995            1994            1993

Net loss                        $(10,763,695)   $ (7,567,268)   $(18,376,967)
Adjustments to reconcile net
loss to net cash
provided by operating
activities:
  Depreciation and amortization    1,196,967       2,677,432       3,854,330
  Loss on write-down of real
  estate                           9,498,921       9,068,553      16,163,153
  Increase in interest on zero
  coupon mortgage note payable     4,376,282       6,145,897       7,766,104
  Gain on sale of property                 -      (4,610,550)              -
  Increase (decrease) in cash
  arising from changes
  in operating assets
  and liabilities:
    Restricted cash               (1,012,296)              -               -
    Accounts receivable             (356,203)        304,519       1,552,961
    Deferred rent receivable         (21,962)        (62,341)       (118,152)
    Due from affiliates, net         (26,784)         36,067         (41,723)
    Prepaid assets                    50,072       1,533,654         (96,338)
    Accounts payable and
    accrued expenses                (124,277)     (1,792,460)        748,362
    Deferred income                        -      (1,250,000)      1,250,000

Net cash provided by
operating activities               2,817,025       4,483,503      12,701,730

Cash Flows from Investing Activities:

  Net proceeds from sale of
  property                                 -       5,625,304               -
  Additions to real estate          (513,241)     (1,114,049)     (2,322,045)
  Construction escrow                      -               -          84,425

Net cash (used for) provided by
investing activities                (513,241)      4,511,255      (2,237,620)

Cash Flows from Financing Activities:

  Payoff of note payable                   -               -      (3,000,000)
  Construction escrow                      -               -         486,280
  Distributions paid              (3,026,263)    (12,969,697)     (5,417,550)

Net cash used for
financing activities              (3,026,263)    (12,969,697)     (7,931,270)

Net (decrease) increase in
cash and cash equivalents           (722,479)     (3,974,939)      2,532,840
Cash and cash equivalents
at beginning of period             6,693,502      10,668,441       8,135,601

Cash and cash equivalents
at end of period                $  5,971,023    $  6,693,502    $ 10,668,441

Supplemental Disclosure of Cash Flow Information:

Cash paid during the
period for interest             $   700,000     $          -    $     91,480


Supplemental Disclosure of Noncash Investing Activities:

Closing costs of $370,000 and capital expenditures of $422,677 were funded through accounts payable in 1994.

Supplemental Disclosure of Noncash Financing Activities:

In connection with the sale of Northland Center, Equitable released the Partnership from the related $54,504,713 mortgage obligation.

Notes to the Financial Statements
December 31, 1995, 1994 and 1993

1. Organization
Midwest Real Estate Shopping Center L.P., formerly Equitable Real Estate Shopping Center L.P. (the "Partnership") was formed as a limited partnership on October 28, 1986, under the laws of the State of Delaware. The Partnership was formed to acquire two regional shopping malls, Brookdale Center and Northland Center.

In conjunction with the termination of the former asset management agreement with Equitable Real Estate Investment Management, Inc. (Note 8), the Partnership was required to cease using "Equitable" and "Equitable Real Estate" in its name. Consequently, effective November 21, 1994, the Partnership changed its name to Midwest Real Estate Shopping Center, L.P.

The general partner of the Partnership is Midwest Centers Inc., (the "General Partner"), formerly Shearson ESC/GP Inc. (see below), an affiliate of Lehman Brothers Inc., formerly Shearson Lehman Brothers Inc.

The initial capital was $1,000, representing a capital contribution by the General Partner. The Partnership commenced investment operations on December 30, 1986, with the acceptance of subscriptions for 10,700,000 limited partnership securities from unitholders, the maximum authorized by the agreement of limited partnership (the "Partnership Agreement").

On July 31, 1993, Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. ("Lehman Brothers"). The transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Shearson". Consequently, effective November 12, 1993, the general partner changed its name to Midwest Centers Inc. to delete any reference to "Shearson".

The General Partner believes it is in the best interests of the Partnership and the Unitholders for the Partnership to dispose of its assets and dissolve and liquidate the Partnership in an orderly manner. During 1993, the Partnership engaged Lehman Brothers, an affiliate of the General Partner, to assist in this effort with respect to the sale of the Properties. On March 28, 1994, the Partnership executed a contract with Equitable for the sale of Northland Center subject to agreement by the parties to certain additional documentation. On July 22, 1994, the Partnership sold Northland Center.

The General Partner has been attempting to sell the Partnership's remaining property, Brookdale Center (the "Property" or "Brookdale"), and pay off the Zero Coupon Mortgage Note Payable (the "Mortgage"), which is held by The Equitable Life Assurance Society of the United States ("Equitable") and secured by the Property. The General Partner was unable to consummate a sale of the Property and repay the Mortgage prior to June 30, 1995, the maturity date of the Mortgage. As a result, on July 5, 1995, Equitable issued a notice of default to the Partnership and commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. Such date was subsequently postponed until April 5, 1996.

2. Summary of Significant Accounting Policies
Basis of Accounting. The financial statements of the Partnership have been prepared on the accrual basis of accounting.

Property Held for Disposition. Property held for disposition, which consist of buildings, land and personal property, is recorded at its fair market value less costs to sell. Effective January 1, 1996, Brookdale will no longer be depreciated. Prior to 1993, the Brookdale real estate investment was recorded at cost less accumulated depreciation. As further discussed in Note 3, it was determined that the decline in appraised value of Northland Center as of December 31, 1993 and the decline in the appraised value of Brookdale as of December 31, 1994, the decline in national real estate market trends and continuing decreases in occupancy were not abating and the carrying values should be reduced to their appraised value. After adjustment for write downs, depreciation of the buildings was computed using the straight-line method over an estimated useful life of 40 years. Depreciation of personal property was computed using the straight-line method over an estimated useful life of 12 yea
s. Amortization of tenant leasehold improvements was computed using the straight-line method over the lease term.

Accounting for Impairment. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership has adopted FAS 121 in the fourth quarter of 1995.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

Deferred Charges. The following fees and charges were amortized using the straight-line method over the following periods:

                                                Period

	Fee for negotiating the mortgage notes	8.5 years
	Fee for placement of mortgage notes	8.5 years

Offering Costs. Offering costs are nonamortizable and have been deducted from partners' capital.

Transfer of Units and Distributions. Upon the transfer of a unit, net income and net loss from operations attributable to such unit generally will be allocated between the transferor and the transferee based on the number of days during the year of transfer that each is deemed to have owned the unit. The unitholder of record on the last day of a calendar month will be deemed to have owned the unit for the entire month. Distributions of operating cash flow, as defined in the Partnership Agreement, will be paid on a quarterly basis to registered holders of units on record dates established by the Partnership, which generally will be the last day of each quarter.

Income Taxes. No provision is made for income taxes since such liability is the liability of the individual partners.

Net Loss Per Limited Partnership Unit. Net loss per limited partnership unit is based upon the limited partnership interests outstanding at year-end and the net income allocated to the limited partners.

Rental Income and Deferred Rent. The Partnership rents its property to tenants under operating leases with various terms. Deferred rent receivable consists of rental income which is recognized on the straight-line basis over the lease terms, but will not be received until later periods as a result of scheduled rent increases.

Cash and Cash Equivalents. Cash equivalents consists of short-term highly liquid investments which have maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of the instruments.

Restricted Cash. Restricted cash represents net cash flow generated by Brookdale subsequent to the date of receivership.

Concentration of Credit Risk. Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. the Partnership invests available cash with high credit quality financial institutions.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Real Estate
The Partnership's real estate, which was purchased on December 30, 1986 from Equitable, originally consisted of two regional shopping malls known as Brookdale Center, located in Brooklyn Center, Hennepin County, Minnesota; and Northland Center, located in Southfield, Oakland County, Michigan
("Northland"), collectively, the "Properties."

Brookdale is a regional shopping mall anchored by five major department stores
- - Sears, Roebuck and Co. ("Sears"), J.C. Penney, Inc. ("J.C. Penney"), Dayton-Hudson Corporation ("Dayton's"), Mervyn's ("Mervyn's") and Kohl's Department Stores, Inc. ("Kohl's"), all located on a site of approximately 81 acres. Brookdale contains approximately 985,000 gross leasable square feet, of which approximately 780,000 square feet is owned or leased by the anchor tenants and not by the Partnership.

J.C. Penney leases its building and the land on which its building is constructed from a third party which leases the land from the Partnership until July 27, 2015; however, it has the option to terminate the lease on either July 27, 1995 or July 27, 2005. J.C. Penney was required to operate a J.C. Penney type department store until July 27, 1995; however J.C. Penney may sublet the entire premise or assign the lease to any corporation which may take over the business of J.C. Penney in Minnesota as a result of an assignment or merger. J.C. Penney did not exercise the option to terminate the lease on July 27, 1995 and has not informed the Partnership of any intention to sublease the premises.

Sears, which owns its own building and land, has an operating agreement and a purchase agreement that require it to operate a Sears store in its main building until its expiration in May 1997. Mervyn's, which opened in 1995, has a lease which expires in August 2003. Dayton's, which leases its building and land from a third party, has an operating agreement which terminates on July 31, 1996. Kohl's own's its building and leases the land from the Partnership. Kohl's land lease terminates on January 31, 2010 with two five-year renewals. Kohl's did not renew its operating agreement, which expired on August 1, 1993. None of the above anchors have informed the Partnership of any intention to leave Brookdale.

During 1995 and 1994, the Partnership wrote down the net book value of Brookdale by $9,498,921 and $9,068,553, respectively, to its estimated fair market value less costs to sell. The determination of the estimated fair market value of the property was based upon the most recent appraisal of the property, which is conducted annually.

The following is a schedule of the remaining minimum lease payments for Brookdale as called for under the lease agreements:

	Year ending
	December 31,

        1996            $ 3,962,275
        1997              3,741,906
        1998              3,447,194
        1999              3,243,802
        2000              2,693,023
        Thereafter        9,789,334

                        $26,877,534


In addition to the minimum lease amounts, the leases provide for escalation charges to tenants for common area maintenance, real estate taxes and percentage rents. For the years ended December 31, 1995, 1994 and 1993, percentage rents amounted to $282,843, $233,639, and $855,488 respectively, which amounts are included in rental income.

On July 22, 1994, the Partnership executed an agreement with Equitable for the sale of Northland for the price of $6,600,000 in excess of the balance of the first mortgage loan. The carrying value was reduced by $16,163,153 to its estimated fair market value at December 31, 1993, which reflected the terms of the sale. The price was determined as if the sale had closed on December 31, 1993 and any positive cash flow generated by Northland from January 1, 1994 to the closing belonged to Equitable. The Partnership received net proceeds of $5,625,304. The transaction resulted in a gain on sale of $4,610,550 in 1994. Pursuant to the Partnership agreement (see note 4), the gain was allocated $984,449 to the general partner and $3,626,101 to the limited partners.

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

5. Zero Coupon Mortgage Note Payable
Financing for the purchase of the Malls was provided by two nonrecourse mortgage notes from Equitable in the initial principal amounts of $15,175,000 (the "Brookdale Note") and $25,675,000 (the "Northland Note"). Upon the sale of the Northland Center on July 22, 1994, Equitable released and discharged the Partnership from the Northland Note and all interest accrued on the principal as specified in the mortgage note agreement. The Brookdale Note has an interest rate of 10.2% per annum, compounded semiannually. The note provides that the Partnership must maintain at all times a "Loan-to-Value Ratio" of not greater than 90%. Loan-to-Value Ratio is defined generally as the then outstanding accreted amount of the Brookdale Note divided by the most recent appraised value of the property, as updated on an annual basis. The Brookdale
Note is secured by a first mortgage on Brookdale Mall and an assignment of rents and leases.

On May 10, 1995, the Partnership received a notice from Equitable requesting that the Partnership deposit eligible collateral having a present value of $3,312,199 by June 3, 1995. The Partnership did not deposit the eligible collateral.

On July 5, 1995, the Partnership received notice from Equitable that the Partnership failed to pay all principal and accrued interest due under the Mortgage on June 30, 1995, the maturity date of the Mortgage. The notice stated that in the event such amount is not paid within ten days after receipt of the notice, an Event of Default under the Mortgage will exist and Equitable will pursue all remedies available to it, including without limitation, foreclosure of the lien of the Mortgage by power of sale or judicial foreclosure and the appointment of a receiver. Further to its July 5, 1995 notice of default to the Partnership, Equitable, which holds the mortgage on Brookdale, commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held initially on September 12, 1995, and which was postponed to April 5, 1996.

On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth Management, Inc. ("General Growth") as the receiver of Brookdale. In such capacity, General Growth will collect the rent proceeds from Brookdale's tenants and apply the proceeds to payment of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds to be paid to Equitable on account of its mortgage on Brookdale. From the date of receivership through December 31, 1995, the net cash flow generated by Brookdale, which is reflected on the Partnership's balance sheet as "Restricted cash" in the amount of $1,012,296, will be used to pay property operating expenses and real estate taxes for Brookdale. As of December 31, 1995, $700,000 of restricted cash was forwarded to Equitable to be applied against accrued interest, per the terms of the receivership . Debt service shortfalls, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. The Partnership continues to hold negotiations with Equitable concerning the mortgage in default. In addition to such negotiations, the Partnership is considering all alternatives available to it with respect to such potential foreclosure sale.

Beginning on July 1, 1995, the Partnership started to accrue interest on the Mortgage at the default rate of 19%, in accordance with the Brookdale Note. As of December 31, 1995, the Partnership accrued $3,360,015 in default interest, of which $2,600,015 remained unpaid.

It is not practicable for the Partnership to estimate the fair value of the Brookdale Note as no quoted market price exists and the cost of obtaining an independent valuation appears excessive to the Partnership. However, the Partnership believes the fair value of the Brookdale Note is no more than the estimated fair market value of Brookdale.

6. Note Payable
On June 25, 1991, the Partnership obtained a $3,000,000 loan from Equitable Life Assurance Society of the U.S. The note bore interest at 1% above prime and was secured by a second mortgage lien on Northland Center. Monthly payments of interest only were required. On June 6, 1993, the Partnership repaid the note payable from cash reserves.

7. Transactions with Related Parties
The General Partner or its affiliates earned fees and compensation in connection with the syndication, acquisition and administrative services rendered to the Partnership of $11,342,000 and incurred unreimbursed costs on behalf of the Partnership of $570,352. The aggregate amount of the aforementioned fees and compensation earned and unreimbursed costs was composed of $7,490,000 included in offering costs and $4,422,352 included in deferred charges. During 1993, the Partnership engaged Lehman Brothers, an affiliate of the General Partner, in conjunction with exploring the possible sales of Brookdale and Northland. Pursuant to such agreement which was terminated in 1995, Lehman Brothers was entitled to a fee equal to .875% of the gross proceeds of a transaction, as defined in the Letter Agreement. Pursuant to this agreement, Lehman Brothers received $508,774, in 1994, from the Partnership for advisory services related to the sale of Northland.

As of December 31, 1995 and 1994, $115,062 and $88,278, respectively, is the net amount due from affiliates. For the years ended December 31, 1995, 1994 and 1993, $167,032, $665,155, and $151,243, respectively, was earned by affiliates.

Cash and Cash Equivalents. Cash and cash equivalents reflected on the Partnership's balance sheets at December 31, 1995 and 1994 were on deposit with an affiliate of the General Partner.

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

9. Management Agreement
The Partnership entered into a management agreement with General Growth for the day-to-day operations of the Properties. General Growth received a monthly fee of 4.45% (increased from 4% commencing February 1, 1989) of the net rents as defined in the management agreement. The agreement expired January 31, 1989 and was extended for two years. The Properties were managed pursuant to the terms of the agreement through August 2, 1995. Pursuant to the default of the Mortgage and the appointment of General Growth as the receiver of Brookdale, General Growth is entitled to receiver's fees equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. For the year ended December 31, 1995, General Growth earned receiver fees of approximately $78,000.

10. Distributions to Limited Partners
Distributions to limited partners for 1995, 1994 and 1993 were $2,247,000 ($.21 per limited partnership security), $12,251,500 ($1.15 per limited partnership security), and $5,350,000 ($.50 per limited partnership security), respectively. Cash distributions declared payable to limited partners at December 31, 1994 were $749,000 ($.07 per limited partnership security). Cash distributions to limited partners were suspended, beginning in the fourth quarter of 1995.

11. Reconciliation of Financial Statement Net Loss and Partners' Capital (Deficit) to Federal Income Tax Basis Net Loss and Partners' Capital

Reconciliations of financial statement net loss and partners' capital (deficit) to federal income tax basis net loss and partners' capital follow:


                                1995            1994            1993

Financial statement net loss    $(10,763,695)   $ (7,567,268)   $(18,376,967)
Tax basis depreciation
 over financial
 statement depreciation           (1,539,664)       (169,715)     (2,565,258)
Tax basis rental income over
 (under) financial
 statement rental income             (54,816)     (2,187,492)      1,899,207
Tax basis loss on sale of
 property over
 financial statement gain
 on sale
 of property                               -     (12,630,880)              -
Financial statement loss on
 write-down of
 real estate                       9,498,921       9,068,553      16,163,153
Other                                 74,568        (194,409)        (31,791)

Federal income tax basis
net loss                        $ (2,784,686)   $(13,681,211)   $ (2,911,656)


Financial statement partners'
 capital (deficit)              $ (6,310,606)   $  6,722,787    $ 26,665,307
Current year financial
 statement net loss over
 (under) federal income tax
 basis net loss                    7,979,009      (6,113,943)     15,465,311
Cumulative financial statement
 net income (loss) over
 (under) federal income tax
 basis net income (loss)            (485,600)      5,628,343      (9,836,968)

Federal income tax basis
partners' capital               $  1,182,803    $  6,237,187    $ 32,293,650


Because many types of transactions are susceptible to varying interpretations under Federal and State income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

12. Litigation
On January 17, 1995, the Partnership announced that an action had been filed against the General Partner, the Partnership and other defendants in the United States District Court for the Southern District of New York on behalf of all persons who owned Limited Partnership Units of the Partnership on June 7, 1994. The complaint alleges, among other things, that the solicitation statement used by the Partnership to solicit the consent of the Limited Partners to the July 1994 sale of the Northland Shopping Center (the "Solicitation Statement") contained material misrepresentations and omissions in violation of Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The complaint also alleges claims for breach of fiduciary duty, negligent misrepresentation and breach of the limited partnership agreement related to the Northland sale and the partial liquidation of the assets. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. On May 12, 1995, the Partnership announced that two similar actions had been filed in the District Court for the Southern District of New York. On November 16, 1995, the complaints in one of these three actions was amended to add a derivative claim for breach of fiduciary duty on behalf of the Partnership.
The amended complaint also alleges that the General Partner, assisted by the other defendants, breached its fiduciary duties by failing to take steps to maximize the value of the Brookdale Shopping Center. The General Partner believes that the allegations in these complaints are without merit and will defend these lawsuits vigorously.

On May 12, 1995, the Partnership also announced that an action had been filed against the General Partner and other defendants in the Federal District Court for the Central District of California on behalf of all persons who owned Limited Partnership Units during the period June 7, 1994 to the present. The complaint alleges that the Solicitation Statement contained material misrepresentations and omissions in violation of Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Plaintiffs seek, among other things, compensatory damages, and to have their action certified as a class action under the Federal Rules of Civil Procedure. This action has been transferred to the District Court for the Southern District of New York to be coordinated with the New York actions for pre-trial proceedings. The General Partner believes that the allegations in this complaint are without merit and will defend this lawsuit vigorously.

The Partnership also announced on May 12, 1995, that an action had recently been filed against the General Partner and other defendants in the Superior Court for Los Angeles County and removed to the District Court for the Central District Court of California. This action is brought on behalf of all persons who purchased Limited Partnership Units of the Partnership during the period from December 26, 1986 to the present. The complaint alleges, among other things, that the General Partner, assisted by the other defendants, breached its fiduciary duty to the plaintiffs in connection with the offer and sale of Limited Partnership Units, the operation of the Partnership and the Northland sale. Plaintiffs seek, among other things, compensatory damages, punitive damages, and to have their action certified as a class action under the Federal Rules of Civil Procedure. This action also has been transferred to the District Court for the Southern District of New York to be coordinated with the pre-trial proceedings. The General Partner believes that the allegations in the complaint are without merit and will defend the lawsuit vigorously.

Schedule II Valuation and Qualifying Accounts


                        Balance at      Charged to                   Balance at
                        Beginning       Costs and                    End of
                        of Period       Expenses        Deductions   Period

Allowance for doubtful accounts:

Year ended
December 31, 1993:      $  1,152,546    $ 544,951       $445,692     $1,251,805


Year ended
December 31, 1994:      $  1,251,805    $(184,872)      $971,704     $   95,229


Year ended
December 31, 1995:      $     95,229    $  87,621       $  8,250     $  174,600



MIDWEST REAL ESTATE SHOPPING CENTER, L.P.
Schedule III - Real Estate and Accumulated Depreciation

December 31, 1995

                                                      Costs
                                                      Capitalized
                                                      Subsequent
                Initial Cost to Partnership (A)       To
                ------------------------------------- Acquisition


                                                       Land,
                                         Buildings and Buildings and Write-down
Description     Encumbrances  Land       Improvements  Improvements  Adjustment

Brookdale
Shopping
Center,
Hennepin
County, MN      $38,028,587   $5,413,594 $42,816,568   $5,611,188    $29,341,350


                $38,028,587   $5,413,594 $42,816,568   $5,611,188    $29,341,350


 (CONT.)----------------------------------------------------------------------


                Gross Amount at Which Carried
                at Close of Period (B)----------------------


                           Buildings and                        Accumulated
Description     Land       Improvements       Total             Depreciation

Brookdale
Shopping
Center,
Hennepin
County, MN      $2,551,918 $21,948,082        $24,500,000       $  -


                $2,551,918 $21,948,082        $24,500,000       $  -

(CONT.)------------------------------------------------------------------

                                                        Life on which
                                                        Depreciation
                                                        in Latest
                        Date of Date                    Income Statements
Description             Construction    Acquired        is Computed

Brookdale Shopping
Center, Hennepin
County, MN              1962            12/30/86        10-40 years


(A) The initial cost of the Partnership represents the original purchase price of the property, including amounts incurred subsequent to the acquisition which were contemplated. The initial costs included the purchase price paid by the Partnership and acquisition fees and expenses.

(B) The aggregate costs of real estate at December 31, 1995 and 1994 for Federal income tax purposes is $53,862,752 and $53,602,750, respectively.

(C) During 1995 and 1994, the Partnership recognized a write-down in the book value of the Brookdale Center of $9,498,921 and $9,068,553, respectively. The net book value adjusted for the write-down, becomes the new carrying value for the property.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993 follows:

Real Estate Investments:        1995            1994            1993

Beginning of year               $ 35,072,000    $108,498,993    $125,363,943
Additions                             90,564       1,536,726       1,716,870
Write-down                       (10,662,564)    (18,678,786)    (18,581,820)
Dispositions                               -     (56,284,933)              -

End of year                     $ 24,500,000    $ 35,072,000    $108,498,993


Accumulated Depreciation:

Beginning of year               $          -    $  8,234,897    $  6,948,395
Depreciation expense               1,163,643       2,510,802       3,705,169
Write-down                        (1,163,643)     (9,610,233)     (2,418,667)
Dispositions                               -      (1,135,466)              -

End of year                     $          -    $          -    $  8,234,897