Form 10-Q
period 1996-03-31
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1996-05-15
CIK 806029

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

  or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                         Commission File Number: 1-9331


                    MIDWEST REAL ESTATE SHOPPING CENTER L.P.
              Exact Name of Registrant as Specified in its Charter


           Delaware                                 13-3384643
State or Other Jurisdiction of            I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                       10285
Address of Principal Executive Offices                    Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No ____


Balance Sheets                           At March 31,          At December 31,
                                                1996                     1995
Assets
Property held for disposition         $   24,500,000           $   24,500,000
Cash and cash equivalents                  5,857,086                5,971,023
Restricted cash                            1,819,579                1,012,296
Accounts receivable, net of
  allowance of $227,500 in 1996 and
  $174,600 in 1995                           465,839                  537,561
Deferred rent receivable                     123,093                  112,931
Due from affiliates, net                     123,270                  115,062
Prepaid assets                                37,043                   92,607
        Total Assets                  $   32,925,910           $   32,341,480
Liabilities and Partners' Deficit
Liabilities:
  Accounts payable and accrued
    expenses                          $    1,077,337           $      623,499
  Zero coupon mortgage note payable       39,009,945               38,028,587
       Total Liabilities                  40,087,282               38,652,086
 Partners' Deficit:
  General Partner                           (119,778)                (111,270)
  Limited Partners (10,700,000
     securities outstanding)              (7,041,594)              (6,199,336)
        Total Partners' Deficit           (7,161,372)              (6,310,606)
        Total Liabilities and
          Partners' Deficit           $   32,925,910           $   32,341,480


Statement of Partners' Deficit
For the three months ended March 31, 1996
                                          Limited       General
                                         Partners       Partner          Total
Balance at December 31, 1995        $  (6,199,336)  $  (111,270) $  (6,310,606)
Net loss                                 (842,258)       (8,508)      (850,766)
Balance at March 31, 1996           $  (7,041,594)  $  (119,778) $  (7,161,372)



Statements of Operations
For the three months ended March 31,              1996                   1995

Income
Rental income                            $   1,126,903          $   1,154,032
Escalation income                            1,223,013              1,397,889
Interest income                                100,318                 98,389
Miscellaneous income                            73,474                318,527
        Total Income                         2,523,708              2,968,837
Expenses
Property operating expenses                    674,596                682,099
Real estate taxes                              617,700                772,358
Interest expense                             1,806,358                858,134
Depreciation and amortization                       --                295,177
General and administrative                      58,318                 77,331
Management fee                                  53,785                 51,918
Professional fees                              163,717                 27,239
        Total Expenses                       3,374,474              2,764,256
        Net Income (Loss)                $    (850,766)         $     204,581
Net Income (Loss) Allocated:
To the General Partner                   $      (8,508)         $       2,046
To the Limited Partners                       (842,258)               202,535
                                         $    (850,766)         $     204,581
Per limited partnership unit
(10,700,000 outstanding)                 $        (.08)         $         .02


Statements of Cash Flows
For the three months ended March 31,                    1996              1995
Cash Flows From Operating Activities:
Net income (loss)                              $    (850,766)    $     204,581
Adjustments to reconcile net income
(loss) to net cash provided by (used for)
operating activities:
  Depreciation and amortization                           --           295,177
  Increase in interest on zero coupon
    mortgage note payable                            981,358           858,134
  Increase (decrease) in cash arising
  from changes in operating assets and
  liabilities:
      Restricted cash                               (807,283)               --
      Accounts receivable                             71,722            14,508
      Deferred rent receivable                       (10,162)          (10,344)
      Due from affiliates, net                        (8,208)          (31,067)
      Prepaid assets                                  55,564            51,216
      Accounts payable and accrued expenses          453,838           855,958
Net cash provided by (used for)
  operating activities                              (113,937)        2,238,163

Cash Flows From Investing Activities:
Additions to real estate                                  --          (419,307)
Net cash used for investing activities                    --          (419,307)

Cash Flows From Financing Activities:
Distributions paid                                        --          (756,565)
Net cash used for financing activities                    --          (756,565)
Net increase (decrease) in cash and
  cash equivalents                                  (113,937)        1,062,291
Cash and cash equivalents, beginning
  of period                                        5,971,023         6,693,502
Cash and cash equivalents, end
  of period                                    $   5,857,086    $    7,755,793

Supplemental Disclosure of Cash
  Flow Information:
Cash paid during the period for interest       $     825,000    $           --



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partner's deficit for the three months ended March 31, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 18, 1996, the Partnership announced that the Equitable Life Assurance Society of the United States ("Equitable"), the holder of a mortgage note secured by the Partnership's principal asset, Brookdale Center ("Brookdale"), a regional shopping mall located in Brooklyn Center (Hennepin County), Minnesota, agreed to postpone the date of the previously announced foreclosure sale of the property until May 24, 1996 at the earliest. The Partnership and Equitable have also executed a letter of intent that outlines the principle terms of a proposed loan work-out relating to Brookdale and, if necessary, a plan of reorganization for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable.

The proposed terms contemplate that while the Mortgage would remain in default, the Partnership would seek to market Brookdale to a third-party buyer. In the event no acceptable third-party offer is received by November 15, 1996, or a third party fails to close the acquisition by December 1, 1996, both the Partnership and Equitable would have the right to transfer ownership of Brookdale to Equitable and Equitable's participant, EML Associates ("EML"), for a $500,000 cash purchase price. Equitable and EML would also be granted certain limited rights of first refusal to acquire Brookdale. The net sales proceeds from a third-party buyer, after costs of the sale and amounts owed to Equitable under any debtor-in-possession financing, would be split as follows: first, up to $750,000 to the Partnership and $30 million to Equitable on a pari passu basis, then 50/50 on any additional net sales proceeds up to the next $6 million, with the balance, if any, to the Partnership. The Partnership does not expect that the net sales proceeds from a third-party buyer, after costs of the sale and payment of amounts owed to Equitable, will be material to the Partnership.

Under the Chapter 11 arrangements as contemplated by the agreement, pending sale, all available cash flow from Brookdale (after payment of property expenses and administrative costs associated with the bankruptcy) will be paid to Equitable. Equitable will fund necessary capital and leasing costs pursuant to a super-priority, non-recourse, debtor-in-possession loan by Equitable payable upon the disposition of Brookdale.

The contemplated arrangements are subject to the execution of a definitive agreement, certain conditions precedent, the approval of the Board of Directors of the Partnership's General Partner, the approval of Equitable's Investment Committee and the approval of EML and its partners. There can be no assurance that any definitive agreement will be reached.

Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partner has been attempting to sell the Partnership's remaining property, Brookdale Center (the "Property" or "Brookdale"), and pay off the Mortgage, which is held by The Equitable Life Assurance Society of the United States ("Equitable") and secured by the Property. The General Partner was unable to consummate a sale of the Property and repay the Mortgage prior to June 30, 1995, the maturity date of the Mortgage. As a result, on July 5, 1995, Equitable issued a notice of default to the Partnership and commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. Such date was subsequently postponed on several occasions. On April 12, 1996, Equitable agreed to postpone the date of the previously announced foreclosure sale of the property until May 24, 1996 at the earliest. In addition, the Partnership and Equitable executed a letter of intent that outlines, as described below, the principle terms of a proposed loan work-out relating to Brookdale and, if necessary, a plan of reorganization for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable.

The proposed terms contemplate that while the Mortgage would remain in default, the Partnership would seek to market Brookdale to a third-party buyer. In the event no acceptable third-party offer is received by November 15, 1996, or a third party fails to close the acquisition by December 1, 1996, both the Partnership and Equitable would have the right to transfer ownership of Brookdale to Equitable and Equitable's participant, EML Associates ("EML"), for a $500,000 cash purchase price. Equitable and EML would also be granted certain limited rights of first refusal to acquire Brookdale. The net sales proceeds from a third-party buyer, after costs of the sale and amounts owed to Equitable under any debtor-in-possession financing, would be split as follows: first, up to $750,000 to the Partnership and $30 million to Equitable on a pari passu basis, then 50/50 on any additional net sales proceeds up to the next $6 million, with the balance, if any, to the Partnership. The Partnership does not expect that the net sales proceeds from a third-party buyer, after costs of the sale and payment of amounts owed to Equitable, will be material to the Partnership. Under the Chapter 11 arrangements as contemplated by the agreement, pending sale, all available cash flow from Brookdale (after payment of property expenses and administrative costs associated with the bankruptcy) will be paid to Equitable. Equitable will fund necessary capital and leasing costs pursuant to a super-priority, non-recourse, debtor-in-possession loan by Equitable payable upon the disposition of Brookdale.The contemplated arrangements are subject to the execution of a definitive agreement, certain conditions precedent, the approval of the Board of Directors of the Partnership's General Partner, the approval of Equitable's Investment Committee and the approval of EML and its partners.

Since August 2, 1995, General Growth Management, Inc. ("General Growth"), the current property manager, has acted as the receiver of Brookdale as appointed by the Minnesota District Court. In such capacity, General Growth collects the rent proceeds from Brookdale's tenants and applies the proceeds to payments of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds to be paid to Equitable for interest due under the Mortgage. From the date of receivership through March 31, 1996, the net cash flow generated by Brookdale was not available to the Partnership and is reflected on the Partnership's balance sheet as restricted cash. During December 1995, $700,000 was forwarded to Equitable and applied to the Mortgage under the terms of the receivership. In addition, during the first quarter of 1996, an additional $825,000 was forwarded to Equitable, under the terms of the receivership, and applied to the Mortgage. The increase in restricted cash from December 31, 1995 to March 31, 1996 is attributable to cash flow generated by Brookdale partially offset by the $825,000 payment made to Equitable. Debt service shortfalls, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth is being paid a receiver's fee equal to 4.45% of all fixed minimum rents and percentage or overage rents collected, the same fee it received in its role as property manager. Should the Partnership and Equitable execute a definitive agreement which includes a plan of reorganization under Chapter 11 bankruptcy protection, the terms of such agreement would supersede the terms of the existing court-appointed receivership.

In an effort to facilitate the sale of Brookdale, the General Partner has retained Jones Lang Wootton, an international real estate sales and advisory firm with extensive experience in marketing large assets to the investment community. We are hopeful that their efforts will result in an acceptable offer to buy Brookdale. However, the serious difficulties facing the retail industry, as well as other industry trends, are adversely impacting both sales opportunities and market values for malls such as Brookdale.

As of the filing date of this report, the following tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Federal Bankruptcy Code.

                 Tenant       Square Footage Leased
                 Stuarts                      8,069
                 J Riggings                   2,815
                 Mr. Bulky                    1,566
                 JW                           1,410
                 Merry Go `Round*             3,378

                 * vacated in April 1996

These tenants occupy 17,238 square feet, or approximately 8.6% of Brookdale's leasable area (exclusive of anchor tenants), and at this time their plans to remain at Brookdale remain uncertain. Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by Brookdale and revenues received by the Partnership and the Partnership's negotiations with Equitable with respect to the default on the Mortgage.

At March 31, 1996, the Partnership had unrestricted cash totaling $5,857,086 compared to $5,971,023 at December 31, 1995. The decrease is due to expenditures for Partnership operations and the absence of cash flow from Brookdale being paid to the Partnership, due to the appointment of a receiver on August 2, 1995 as described above.

Accounts receivable decreased from $537,561 at December 31, 1995 to $465,839 at March 31, 1996. The decrease reflects the receipt of payments from tenants for real estate taxes and an increase in the allowance for bad debt expense related to one Brookdale tenant.

Prepaid assets decreased from $92,607 at December 31, 1995 to $37,043 at March 31, 1996 primarily due to the timing and recognition of payments for prepaid insurance.

Accounts payable and accrued expenses increased from $623,499 at December 31, 1995 to $1,077,337 at March 31, 1996. The increase is due to the accrual for 1996 real estate taxes for Brookdale, partially offset by payments made for prior year payables.

Zero coupon mortgage note payable increased from $38,028,587 at December 31, 1995 to $39,009,945 at March 31, 1996 due to the accrual of interest on the Mortgage which matured on June 30, 1995. Pursuant to its terms, the Mortgage accrues interest at a default rate of 19% per annum commencing July 1, 1995. See "Liquidity and Capital Resources" above for a discussion of the default.

Dayton's land and building are owned by DDC, an affiliate of Dayton's, which leases Dayton's land and building to Dayton's. DDC's lease to Dayton's runs through July 31, 1996. DDC and Dayton's are subject to an operating agreement that generally requires Dayton's to operate a Dayton's store in the Dayton's building until July 31, 1996. Dayton's has not informed the Partnership of any intention to leave the Mall when its operating covenant expires.


Results of Operations

Cash used for operating activities totaled ($113,937) for the period ended March 31, 1996 compared to cash provided by operating activities of $2,238,163 for the same period in 1995. The reduced cash flow is primarily due to the paying of all net cash flow from Brookdale to Equitable, which commenced on August 2, 1995 (see "Liquidity and Capital Resources" above).

The Partnership recognized a net loss of $850,766 for the period ended March 31, 1996 compared to net income of $204,581 for the same period during 1995. The change from net income to net loss is primarily due to increased interest expense on the Mortgage.

Escalation income totaled $1,223,013 for the period ended March 31, 1996 compared to $1,397,889 for the same period in 1995. The decrease is primarily due to lower recoverable real estate tax income.

Miscellaneous income totaled $73,474 for the three months ended March 31, 1996 compared to $318,527 during the same period in 1995. Miscellaneous income during the 1995 period primarily consisted of lease buyout settlements for two Brookdale tenants totaling $314,000, whereas the balance for the 1996 period primarily consisted of a lease settlement for one Brookdale tenant totaling $60,000.

Total expenses for the period ended March 31, 1996 totaled $3,374,474 compared to $2,764,256 for the same period in 1995. The increase reflects increases in interest expense and professional fees, partially offset by a decrease in depreciation and amortization and real estate taxes. Real estate taxes for the three months ended March 31, 1996 totaled $617,700 compared to $772,358 during the same period in 1995. The decrease is due to a decrease in the assessed value of Brookdale.

Interest expense for the three months ended March 31, 1996 totaled $1,806,358 compared to $858,134 during the same period in 1995. The increase is primarily due to the accrual of higher interest on the Mortgage, which is accruing at a default rate of 19% as described above.

Depreciation and amortization for the period ended March 31, 1996 totaled $0 compared to $295,177 for the same period in 1995. Effective January 1, 1996, the Partnership's assets are no longer depreciable due to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," which requires the carrying amount of assets held for disposition to be fair value less costs to sell. Additionally, depreciation and/or amortization should not be recorded during the period in which assets are being held for disposition.

Professional fees for the period ended March 31, 1996 totaled $163,717 compared to $27,239 for the corresponding period in 1995. The increase is primarily due to higher legal and other professional fees in relation to the situation surrounding the Mortgage as described under "Liquidity and Capital Resources" above.

Sales for tenants (exclusive of anchor tenants) who operated at Brookdale for each of the last two years were approximately $4,593,200 and $4,564,100 for the two months ended February 29, 1996 and February 28, 1995, respectively. Total tenant sales (exclusive of anchor tenants) were approximately $5,011,000 and $4,961,000 for the two months ended February 29, 1996 and February 28, 1995, respectively. As of March 31, 1996, Brookdale was 73% occupied (exclusive of anchor and outparcel stores), compared with 78% at March 31, 1995.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

          (27) Financial Data Schedule

          (99) Limited Appraisal of Real Property for
               Brookdale Center as of January 1, 1996, as prepared by Cushman & Wakefield, Inc.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         MIDWEST REAL ESTATE SHOPPING CENTER, L.P.

                         BY:  MIDWEST CENTERS INC.
                              General Partner



Date: May 15, 1996       BY:  /s/ Paul L. Abbott
                                  Director, President and
                                  Chairman of the Board



Date: May 15, 1996       BY:   /s/ Robert J. Hellman
                                   Director, Vice President and
                                   Chief Financial Officer