Form 10-Q
period 1996-06-30
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1996-08-14
CIK 806029

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

                        Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                         Commission File Number: 1-9331


                   MIDWEST REAL ESTATE SHOPPING CENTER, L.P.
              Exact Name of Registrant as Specified in its Charter


        Delaware                                 13-3384643
State or Other Jurisdiction of          I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson               10285
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
                       Yes    X    No ____



Balance Sheets                              At June 30,         At December 31,
                                                  1996                    1995
Assets
Property held for disposition              $24,500,000             $24,500,000
Cash and cash equivalents                    5,681,095               5,971,023
Restricted cash                              1,031,380               1,012,296
Accounts receivable, net of
allowance of $341,900 in 1996 and
$174,600 in 1995                               402,510                 537,561
Deferred rent receivable                        82,062                 112,931
Due from affiliates, net                       117,961                 115,062
Prepaid assets                                 206,833                  92,607
  Total Assets                             $32,021,841             $32,341,480
Liabilities and Partners' Deficit
Liabilities:
  Accounts payable and accrued expenses    $   481,654             $   623,499
  Zero coupon mortgage note payable         39,666,303              38,028,587
  Total Liabilities                         40,147,957              38,652,086
Partners' Deficit:
  General Partner                             (129,425)               (111,270)
  Limited Partners (10,700,000
   securities outstanding)                  (7,996,691)             (6,199,336)
  Total Partners' Deficit                   (8,126,116)             (6,310,606)
  Total Liabilities and Partners'
    Deficit                                $32,021,841             $32,341,480



Statement of Partners' Deficit
For the six  months ended June 30, 1996
                                        Limited        General
                                       Partners        Partner          Total
Balance at December 31, 1995      $  (6,199,336)  $   (111,270) $  (6,310,606)
Net loss                             (1,797,355)       (18,155)    (1,815,510)
Balance at June 30, 1996          $  (7,996,691)  $   (129,425) $  (8,126,116)



Statements of Operations
                    Three months ended June 30,      Six months ended June 30,
                             1996          1995             1996         1995
Income
Rental income         $ 1,104,353   $ 1,138,679      $ 2,231,256  $ 2,292,711
Escalation income       1,329,159     1,568,248        2,552,172    2,966,137
Interest income            94,026       106,349          194,344      204,738
Miscellaneous income       29,315       128,408          102,789      446,935
  Total Income          2,556,853     2,941,684        5,080,561    5,910,521
Expenses
Property operating
  expenses                898,694       688,066        1,573,290    1,370,165
Interest expense        1,806,358       858,134        3,612,716    1,716,268
Real estate taxes         627,245       836,439        1,244,945    1,608,797
Depreciation and
  amortization                 --       319,330               --      614,507
General and
  administrative           46,405        46,139          104,723      123,470
Management fee             47,771        46,585          101,556       98,503
Professional fees          95,124        79,284          258,841      106,523
  Total Expenses        3,521,597     2,873,977        6,896,071    5,638,233
  Net Income (Loss)   $  (964,744)  $    67,707      $(1,815,510) $   272,288
Net Income (Loss)
 Allocated:
To the General Partner    $(9,647)  $       677      $   (18,155) $     2,723
To the Limited Partners  (955,097)       67,030       (1,797,355)     269,565
                        $(964,744)  $    67,707      $(1,815,510) $   272,288
Per limited
 partnership unit
 (10,700,000 securities
 outstanding)               $(.09)         $.01            $(.17)        $.03


Statements of Cash Flows
For the six months ended June 30,                1996            1995
Cash Flows From Operating Activities:
Net income (loss)                        $ (1,815,510)   $    272,288
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used for) operating activities:
 Depreciation and amortization                     --         614,507
 Increase in interest on zero coupon
   mortgage note payable                    1,637,716       1,716,268
 Increase (decrease) in cash arising
 from changes in operating assets
 and liabilities:
   Restricted cash                            (19,084)             --
   Accounts receivable, net                   135,051        (411,928)
   Deferred rent receivable                    30,869         (17,658)
   Due from affiliates, net                    (2,899)         (7,038)
   Prepaid assets                            (114,226)        113,124
   Accounts payable and accrued expenses     (141,845)       (402,035)
Net cash provided by (used for)
  operating activities                       (289,928)      1,877,528
Cash Flows From Investing Activities:
Additions to real estate                           --        (468,516)
Net cash used for investing activities             --        (468,516)
Cash Flows From Financing Activities:
Distributions paid                                 --      (1,513,130)
Net cash used for financing activities             --      (1,513,130)
Net decrease in cash and cash equivalents    (289,928)       (104,118)
Cash and cash equivalents,
  beginning of period                       5,971,023       6,693,502
Cash and cash equivalents,
  end of period                          $  5,681,095    $  6,589,384
Supplemental Disclosure of
  Cash Flow Information:
Cash paid during the period
  for interest                           $  1,975,000    $         --



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the statement of partner's deficit for the six months ended June 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On June 20, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to prevent the foreclosure sale of its sole property Brookdale Center ("Brookdale"), which was scheduled for June 21, 1996. The Partnership undertook the bankruptcy filing after extended negotiations with The Equitable Life Assurance Society of the United States ("Equitable"). On April 12, 1996, the Partnership and Equitable executed a letter of intent that outlined the principle terms, as described below, of a proposed loan work-out relating to the disposition of Brookdale including a plan of liquidation (the "Plan") for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable. The Partnership plans to file a consensual Plan with Equitable, subject to bankruptcy court approval.

The terms of the loan work-out, as discussed above, contemplate that while the Mortgage would remain in default, the Partnership would seek to market Brookdale to a third-party buyer. In the event no acceptable third-party offer is received by November 15, 1996, or a third party fails to close the acquisition by December 1, 1996, both the Partnership and Equitable would have the right to transfer ownership of Brookdale to Equitable and Equitable's participant, EML Associates ("EML"), for a $500,000 cash purchase price. Equitable and EML would also be granted certain limited rights of first refusal to acquire Brookdale. The net sales proceeds from a third-party buyer, after costs of the sale and amounts owed to Equitable under any debtor-in-possession financing, would be split as follows: first, up to $750,000 to the Partnership and $30 million to Equitable on a pari passu basis, then 50/50 on any additional net sales proceeds up to the next $6 million, with the balance, if any, to the Partnership. The Partnership does not expect that the net sales proceeds from a third-party buyer, after costs of the sale and payment of amounts owed to Equitable, will be material to the Partnership.

Under the letter of intent and a cash collateral order entered by the Bankruptcy Court on July 16, 1996, all available cash flow during the bankruptcy (after payment of property expenses and administrative costs, other than attorney fees of Partnership's counsel which would be paid by the Partnership) will be paid to Equitable. Equitable will fund any necessary capital and leasing costs pursuant to a super-priority, non-recourse, debtor-in- possession loan by Equitable payable upon the disposition of Brookdale. General Growth Management, Inc., the present receiver for Brookdale, has been reinstated for Brookdale as property manager, following Bankruptcy Court approval, and there is no longer a receiver.

The contemplated arrangements are subject to bankruptcy court approval, certain conditions precedent, the approval of the Board of Directors of the Partnership's General Partner, the approval of Equitable's Investment Committee and the approval of EML and its partners.

On June 24, 1996, the New York Stock Exchange (the "NYSE") notified the Partnership that the trading of Partnership Units, which had traded on the NYSE under the symbol "EQM," had been suspended and would be delisted from the NYSE effective as of the close of business on June 24, 1996. According to a press release issued by the NYSE, its action was taken in view of the fact that the Partnership has fallen below the NYSE's continued listing criterion relating to aggregate market value of shares outstanding (less than $8 million) together with average net income after taxes for the past three years (less than $600,000); aggregate market value of publicly-held shares (less than $5 million); and the Partnership's announcement on June 20, 1996 that it had filed for bankruptcy protection.

Dayton's land and building are owned by DDC, an affiliate of Dayton's, which leases Dayton's land and building to Dayton's. DDC's lease to Dayton's ran through July 31, 1996. DDC and Dayton's were subject to an operating covenant with the Partnership that generally required Dayton's to operate a Dayton's store in the Dayton's building until July 31, 1996. Although the operating agreement has not been renewed, Dayton's has not informed the Partnership of any intention to leave the Mall. Although Dayton's operating covenant has expired, Dayton's is still subject to a reciprocal easement agreement with the center's ownership which governs the store's operational relationship with the Mall.

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

On June 20, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to prevent the foreclosure sale of Brookdale, which was scheduled for June 21, 1996. The Partnership undertook the bankruptcy filing after extended negotiations with Equitable. On April 12, 1996, the Partnership and Equitable executed a letter of intent that outlined the principle terms, as described below, of a proposed loan work-out relating to the disposition of Brookdale including a plan of liquidation (the "Plan") for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable. The Partnership plans to file a consensual Plan with Equitable, subject to bankruptcy court approval.

The terms of the loan work-out, as discussed above, contemplate that while the Mortgage would remain in default, the Partnership would seek to market Brookdale to a third-party buyer. In the event no acceptable third-party offer is received by November 15, 1996, or a third party fails to close the acquisition by December 1, 1996, both the Partnership and Equitable would have the right to transfer ownership of Brookdale to Equitable and Equitable's participant, EML Associates ("EML"), for a $500,000 cash purchase price. Equitable and EML would also be granted certain limited rights of first refusal to acquire Brookdale. The net sales proceeds from a third-party buyer, after costs of the sale and amounts owed to Equitable under any debtor-in-possession financing, would be split as follows: first, up to $750,000 to the Partnership and $30 million to Equitable on a pari passu basis, then 50/50 on any additional net sales proceeds up to the next $6 million, with the balance, if any, to the Partnership. The Partnership does not expect that the net sales proceeds from a third-party buyer, after costs of the sale and payment of amounts owed to Equitable, will be material to the Partnership.

Under the Chapter 11 plan to be filed, pending sale, all available cash flow from Brookdale (after payment of property expenses and administrative costs associated with the bankruptcy) will be paid to Equitable. Equitable will fund necessary capital and leasing costs pursuant to a super-priority, non-recourse, debtor-in-possession loan by Equitable payable upon the disposition of Brookdale.

The contemplated arrangements are subject to bankruptcy court approval, certain conditions precedent, the approval of the Board of Directors of the Partnership's General Partner, the approval of Equitable's Investment Committee and the approval of EML and its partners.

On June 24, 1996, the New York Stock Exchange (the "NYSE") notified the Partnership that the trading of Partnership Units, which had traded on the NYSE under the symbol "EQM," had been suspended and would be delisted from the NYSE effective as of the close of business on June 24, 1996. According to a press release issued by the NYSE, its action was taken in view of the fact that the Partnership has fallen below the NYSE's continued listing criterion relating to aggregate market value of shares outstanding (less than $8 million) together with average net income after taxes for the past three years (less than $600,000); aggregate market value of publicly-held shares (less than $5 million); and the Partnership's announcement on June 20, 1996 that it had filed for bankruptcy protection.

Beginning August 2, 1995, General Growth Management, Inc. ("General Growth"), the current property manager, acted as the receiver of Brookdale as appointed by the Minnesota District Court. In such capacity, General Growth collected the rent proceeds from Brookdale's tenants and applied the proceeds to payments of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds paid to Equitable for interest due under the Mortgage. From the date of receivership through June 30, 1996, the net cash flow generated by Brookdale was not available to the Partnership and is reflected on the Partnership's balance sheet as restricted cash. During December 1995, $700,000 was forwarded to Equitable and applied to the Mortgage under the terms of the receivership. During the first quarter of 1996, an additional $825,000 was forwarded to Equitable, under the terms of the receivership, and applied to the Mortgage. During the second quarter of 1996, an additional $1,150,000 was forwarded to Equitable, under the terms of the receivership, and applied to the Mortgage. The increase in restricted cash from December 31, 1995 to June 30, 1996 is attributable to cash flow generated by Brookdale partially offset by the $1,975,000 in total payments made to Equitable during the first and second quarters of 1996. Debt service shortfalls, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth has been reinstated for Brookdale as property manager, following Bankruptcy Court approval, and there is no longer a receiver.

In an effort to facilitate the sale of Brookdale, the General Partner has retained Jones Lang Wootton ("JLW"), an international real estate sales and advisory firm with extensive experience in marketing large assets to the investment community. The General Partner is hopeful that JLW's efforts will result in an acceptable offer to buy Brookdale. However, the serious difficulties facing the retail industry, as well as other industry trends, are adversely impacting both sales opportunities and market values for malls such as Brookdale. As of the filing date of this report, the following tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Bankruptcy Code.

                 Tenant       Square Footage Leased
                 Stuarts                      8,069
                 Braun's                      3,540
                 J Riggings                   2,815
                 Mr. Bulky                    1,566
                 JW                           1,410


These tenants occupy 17,400 square feet, or approximately 8.7% of Brookdale's leasable area (exclusive of anchor tenants), and at this time their plans to remain at Brookdale remain uncertain. Pursuant to the provisions of the U.S. Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by Brookdale and revenues received by the Partnership and the Partnership's negotiations with Equitable with respect to the default on the Mortgage.

Dayton's land and building are owned by DDC, an affiliate of Dayton's, which leases Dayton's land and building to Dayton's. DDC's lease to Dayton's ran through July 31, 1996. DDC and Dayton's were subject to an operating covenant with the Partnership that generally required Dayton's to operate a Dayton's store in the Dayton's building until July 31, 1996. Although the operating agreement has not been renewed, Dayton's has not informed the Partnership of any intention to leave the Mall. Although Dayton's operating covenant has expired, Dayton's is still subject to a reciprocal easement agreement with the center's ownership which governs the store's operational relationship with the Mall.

At June 30, 1996, the Partnership had unrestricted cash and cash equivalents totaling $5,681,095 compared to $5,971,023 at December 31, 1995. The decrease is due to expenditures for Partnership operations and the absence of cash flow from Brookdale being paid to the Partnership, due to the appointment of a receiver on August 2, 1995 as described above.

Accounts receivable decreased from $537,561 at December 31, 1995 to $402,510 at June 30, 1996. The decrease reflects an increase in the allowance for bad debt expense related to two Brookdale tenants and timing differences in the receipt of rental payments.

Prepaid assets increased from $92,607 at December 31, 1995 to $206,833 at June 30, 1996 primarily due to the timing and recognition of payments for prepaid insurance.

Accounts payable and accrued expenses decreased from $623,499 at December 31, 1995 to $481,654 at June 30, 1996. The decrease reflects the payments in 1996 of 1995 audit, legal and appraisal fees.

Zero coupon mortgage note payable increased from $38,028,587 at December 31, 1995 to $39,666,303 at June 30, 1996 due to the accrual of interest on the Mortgage which matured on June 30, 1995. Pursuant to its terms, the Mortgage accrues interest at a default rate of 19% per annum commencing July 1, 1995. See "Liquidity and Capital Resources" above for a discussion of the default.


Results of Operations

Cash used for operating activities totaled $289,928 for the six months ended June 30, 1996 compared to cash provided by operating activities of $1,877,528 for the same period during 1995. The reduced cash flow is primarily due to the payment of all net cash flow from Brookdale to Equitable, which commenced on August 2, 1995 (see "Liquidity and Capital Resources" above).

The Partnership recognized net losses of $964,744 and $1,815,510 for the three and six months ended June 30, 1996 compared to net income of $67,707 and $272,288 for the same periods in 1995. The change from net income to net loss is primarily due to increased interest expense on the Mortgage.

Escalation income totaled $1,329,159 and $2,552,172 for the three and six months ended June 30, 1996 compared to $1,568,248 and $2,966,137 for the same periods in 1995. The decrease is primarily due to lower recoverable real estate tax and common area maintenance income.

Miscellaneous income totaled $29,315 and $102,789, respectively, for the three and six months ended June 30, 1996 compared to $128,408 and $446,935 for the corresponding periods during 1995. Miscellaneous income during the 1995 six-month period primarily consisted of lease buyout settlements related to two Brookdale tenants totaling $314,000, whereas the balance for the 1996 six-month period primarily consisted of a lease settlement totaling $60,000 for one Brookdale tenant.

Total expenses for the three and six months ended June 30, 1996 totaled $3,521,597 and $6,896,071, respectively, compared to $2,873,977 and $5,638,233 for the same periods in 1995. The increases reflect increases in interest expense, property operating expenses and professional fees, partially offset by a decrease in depreciation and amortization and real estate taxes.

Property operating expenses for the three and six months ended June 30, 1996 totaled $898,694 and $1,573,290, respectively, compared to $688,066 and $1,370,165 for the corresponding periods in 1995. The increases are due to higher bad debt expense related to two Brookdale tenants.

Interest expense for the three and six months ended June 30, 1996 totaled $1,806,358 and $3,612,716, respectively, compared to $858,134 and $1,716,268 for the same periods in 1995. The increases are primarily due to the accrual of higher interest on the Mortgage, which is accruing at a default rate of 19%, as described above, compared to 10.2% for the first six months of 1995.

Real estate taxes for the three and six months ended June 30, 1996 totaled $627,245 and $1,244,945, respectively, compared to $836,439 and $1,608,797 during the same periods in 1995. The decreases are due to a decrease in the assessed value of Brookdale.

Depreciation and amortization for the three and six months ended June 30, 1996 totaled $0 compared to $319,330 and $614,507 for the same periods in 1995. Effective January 1, 1996, the Partnership's assets are no longer depreciable due to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long- lived Assets to be Disposed of," which requires the carrying amount of assets held for disposition to equal fair value less estimated costs to sell. Additionally, depreciation and/or amortization should not be recorded during the period in which assets are being held for disposition.

Professional fees for the three and six-month period ended June 30, 1996 totaled $95,124 and $258,841, respectfully, compared to $79,284 and $106,523 for the corresponding periods in 1995. The increase is primarily due to higher legal and other professional fees in relation to the situation surrounding the Mortgage as described under "Liquidity and Capital Resources" above.

Sales for tenants (exclusive of anchor tenants) who operated at Brookdale for each of the last two years were approximately $14,582,900 and $15,006,600 for the six months ended June 30, 1996 and 1995, respectively. Total tenant sales (exclusive of anchor tenants) were approximately $16,194,000 and $16,820,000 for the six months ended June 30, 1996 and 1995, respectively. The decrease in sales is attributable to increased competition from recently-renovated area retail centers and local discounters, and a decrease in occupancy. As of June 30, 1996, Brookdale was 73% occupied (exclusive of anchor and outparcel stores), compared with 76% at June 30, 1995.

Part II   Other Information.

Item 1    Legal Proceedings.

          On June 20, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to prevent a foreclosure sale of its sole property, Brookdale. The Partnership undertook the filing after extended negotiations with Equitable. Equitable is the largest creditor of the Partnership and the holder of a mortgage note secured by Brookdale. A foreclosure sale of Brookdale was scheduled for June 21, 1996.

          Equitable and the Partnership entered into a non-binding letter of intent outlining a proposed loan work-
          out   relating  to  Brookdale,  including  a  plan   of
          reorganization for the Partnership under Chapter 11  of
          the   Bankruptcy  Code  that  would  be  supported   by
          Equitable.  That plan would have the Partnership market
          Brookdale  to  a  third-party  buyer.   If   no   buyer
          contracts to acquire Brookdale by November 15, 1996, or the buyer fails to close by December 1, 1996, both the Partnership and Equitable have the right to transfer ownership of Brookdale to Equitable and Equitable's participant in the loan, EML, for a $500,000 purchase
          price   (which   could  be  increased   under   certain
          circumstances).   Equitable  and  EML  would  also   be
          granted certain limited rights of first refusal to acquire Brookdale. The net sales proceeds from a third-party buyer, after costs of the sale and the amount
          owed   to   Equitable  under  any  debtor-in-possession
          financing, would be split $750,000 to the Partnership and $30 million to Equitable on a pari passu basis, then 50/50 on the next $6 million, with the balance, if any, to the Partnership. The Partnership does not expect that the net sales proceeds from a third-party buyer, after costs of the sale and payment of amounts owed to Equitable, will be material to the Partnership.

          Under the letter of intent and a cash collateral order entered by the Bankruptcy Court on July 16, 1996, all available cash flow during the bankruptcy (after payment of property expenses and administrative costs, other than attorney fees of Partnership's counsel which would be paid by the Partnership) will be paid to Equitable. Equitable will fund any necessary capital and leasing costs pursuant to a super-priority, non-recourse, debtor-in-possession loan by Equitable payable upon the disposition of Brookdale. General Growth Management, Inc., the present receiver for Brookdale, has been reinstated for Brookdale as property manager, following Bankruptcy Court approval, and there is no longer a receiver.

          The contemplated arrangements are subject to the execution of a definitive agreement, certain conditions precedent, the approval of the Board of Directors of the Partnership's General Partner, the approval of Equitable's Investment Committee and the approval of EML and its partners.

Items 2-4 Not applicable.

Item 5    Other Information.

          On June 24, 1996, the New York Stock Exchange suspended trading in the common stock of the Partnership in view of the fact that it fell below the Exchange's continued listing criterion, and the announcement on June 20, 1996 that the Partnership had filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

          (27) Financial Data Schedule

          (b)  Reports on Form 8-K -

          On June 28, 1996, a Form 8-K was filed reporting that on June 20, 1996, the Partnership filed a voluntary petition under Chapter 11 of the United
          States Bankruptcy code with the U.S. Bankruptcy
          Court for the Southern District of New York (File
          No. 96B43335).  It was also reported that the New
          York Stock Exchange informed the Partnership that its units would be suspended from trading on the Exchange on Monday, June 24, 1996, and delisted from the Exchange as of the close of business on that date.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         MIDWEST REAL ESTATE SHOPPING CENTER, L.P.

                     BY: MIDWEST CENTERS INC.
                         General Partner



Date: August 14, 1996    BY:/s/ Paul L. Abbott
                         Director, President and
                         Chairman of the Board



Date: August 14, 1996    BY:/s/ Robert J. Hellman
                         Director, Vice President and
                         Chief Financial Officer