Form 10-Q
period 1996-09-30
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1996-11-14
CIK 806029

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     X            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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
                                   Yes    X    No ____


Balance Sheets                     At September 30,           At December 31,
                                              1996                      1995
Assets
Property held for disposition         $ 24,500,000              $ 24,500,000
Cash and cash equivalents                5,669,457                 5,971,023
Restricted cash                            637,058                 1,012,296
Accounts receivable, net of
  allowance of $410,325 in
  1996 and $174,600 in 1995                187,084                   537,561
Deferred rent receivable                    41,031                   112,931
Due from affiliates, net                   117,630                   115,062
Prepaid assets                             154,819                    92,607
  Total Assets                        $ 31,307,079              $ 32,341,480
Liabilities and Partners' Deficit
Liabilities:
  Accounts payable and
     accrued expenses                 $  1,548,205              $    623,499
  Zero coupon mortgage note payable     39,093,954                38,028,587
  Total Liabilities                     40,642,159                38,652,086
Partners' Deficit:
  General Partner                         (141,515)                 (111,270)
  Limited Partners (10,700,000
     securities outstanding)            (9,193,565)               (6,199,336)
  Total Partners' Deficit               (9,335,080)               (6,310,606)
  Total Liabilities and
      Partners' Deficit               $ 31,307,079              $ 32,341,480



Statement of Partners' Deficit
For the nine months ended September 30, 1996
                                      Limited         General
                                     Partners         Partner          Total
Balance at December 31, 1995     $ (6,199,336)   $   (111,270)  $ (6,310,606)
Net loss                           (2,994,229)        (30,245)    (3,024,474)
Balance at September 30, 1996    $ (9,193,565)   $   (141,515)  $ (9,335,080)



Statements of Operations      Three months ended            Nine months ended
                                 September 30,                 September 30,
                                 1996         1995           1996         1995
Income
Rental income            $  1,027,618   $ 1,238,925   $ 3,258,874   $ 3,531,636
Escalation income           1,048,908     1,430,703     3,601,080     4,396,840
Interest income                58,840       115,405       253,184       320,143
Miscellaneous income           10,396        11,429       113,185       458,364
  Total Income              2,145,762     2,796,462     7,226,323     8,706,983
Expenses
Property operating
  expenses                    540,438       660,185     2,113,728     2,030,350
Interest expense            1,884,148     1,680,007     5,496,864     3,396,275
Real estate taxes             620,213       798,412     1,865,158     2,407,209
Depreciation and
   amortization                    --       291,084            --       905,591
General and administrative     43,091        54,989       147,814       178,459
Management fee                 45,711        53,963       147,267       152,466
Professional fees             221,125        27,947       479,966       134,470
  Total Expenses            3,354,726     3,566,587    10,250,797     9,204,820
 Net Loss                $ (1,208,964)  $  (770,125) $ (3,024,474)  $  (497,837)
Net Loss Allocated:
To the General Partner   $    (12,090)  $    (7,701) $    (30,245)  $    (4,978)
To the Limited Partners    (1,196,874)     (762,424)   (2,994,229)     (492,859)
                         $ (1,208,964)  $  (770,125) $ (3,024,474)  $  (497,837)
Per limited
  partnership unit
  (10,700,000 securities
   outstanding)                $ (.11)       $ (.08)       $ (.28)       $ (.05)


Statements of Cash Flows
For the nine months ended September 30,              1996             1995
Cash Flows From Operating Activities:
Net loss                                    $  (3,024,474)    $   (497,837)
Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:
 Depreciation and amortization                         --          905,591
 Increase in interest on zero coupon
    mortgage note payable                       1,065,367        3,396,275
 Increase (decrease) in cash arising
 from changes in operating assets
 and liabilities:
   Restricted cash                                375,238       (1,341,156)
   Accounts receivable, net                       350,477         (441,550)
   Deferred rent receivable                        71,900               --
   Due from affiliates, net                        (2,568)          (6,283)
   Prepaid assets                                 (62,212)          (5,492)
   Accounts payable and accrued expenses          924,706          785,045
Net cash provided by (used for)
  operating activities                           (301,566)       2,794,593
Cash Flows From Investing Activities:
Additions to real estate                               --         (469,397)
Net cash used for investing activities                 --         (469,397)
Cash Flows From Financing Activities:
Distributions paid                                     --       (2,269,698)
Net cash used for financing activities                 --       (2,269,698)
Net increase (decrease) in cash and
  cash equivalents                               (301,566)          55,498
Cash and cash equivalents,
  beginning of period                           5,971,023        6,693,502
Cash and cash equivalents,
  end of period                             $   5,669,457     $  6,749,000
Supplemental Disclosure of Cash
  Flow Information:
Cash paid during the period for interest    $   4,431,497     $         --


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partner's deficit for the nine months ended September 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On June 21, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to prevent the foreclosure sale of its sole property Brookdale Center ("Brookdale"), which was scheduled for June 21, 1996. The Partnership undertook the bankruptcy filing after extended negotiations with The Equitable Life Assurance Society of the United States ("Equitable"). On April 12, 1996, the Partnership and Equitable executed a letter of intent that outlined the principle terms, as described below, of a proposed loan work-out relating to the disposition of Brookdale including a plan of liquidation (the "Plan") for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable.

Under the Plan, which was filed on October 16, 1996, the Mortgage remains in default and the Partnership will market Brookdale to potential third-party buyers. In the event no acceptable third- party offer is received by November 15, 1996, or a third party fails to close the acquisition by December 1, 1996, both the Partnership and Equitable would have the right to transfer ownership of Brookdale to Equitable and Equitable's participant, EML Associates ("EML"), for a $500,000 cash purchase price. Equitable and EML would also be granted certain limited rights of first refusal to acquire Brookdale.

The net sales proceeds from a bona fide third-party offer (as defined in the Plan), after costs of the sale and amounts owed to Equitable under any debtor-in-possession financing, and assuming a sales price in excess of $30 million, would be split as follows: first, up to $750,000 to the Partnership and $30 million to Equitable on a pari passu basis, then 50/50 on any additional net sales proceeds up to the next $6 million, with the balance, if any, to the Partnership. The Partnership does not expect that the net sales proceeds from a third-party buyer, after costs of the sale and payment of amounts owed to Equitable, will be material to the Partnership. To date, the only offer submitted to Equitable was for $17 million.

Pending a sale of Brookdale, all available cash flow from Brookdale (after payment of property expenses and administrative costs associated with the bankruptcy) is being paid to Equitable. Equitable will fund necessary capital and leasing costs pursuant to a super-priority, non-recourse, debtor-in-possession loan by Equitable payable upon the disposition of Brookdale.

All parties holding claims on or interests in the Partnership were sent on October 18, 1996 a copy of the Plan and Disclosure Statement, together with a ballot which is due on November 15, 1996. The contemplated arrangements are subject to bankruptcy court approval. A confirmation hearing on the Plan has been scheduled for November 25, 1996.

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

Dayton's land and building are owned by DDC, an affiliate of Dayton's, which leases Dayton's land and building to Dayton's. DDC's lease to Dayton's ran through July 31, 1996. DDC and Dayton's were subject to an operating covenant with the Partnership that generally required Dayton's to operate a Dayton's store in the Dayton's building until July 31, 1996. Although the operating agreement has not been renewed, Dayton's has not informed the Partnership of any intention to leave the Mall. Although Dayton's operating covenant has expired, Dayton's is still subject to a reciprocal easement agreement with the center's ownership which governs the store's operational relationship with Brookdale.

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

On June 21, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to prevent the foreclosure sale of Brookdale, which was scheduled for June 21, 1996. The Partnership undertook the bankruptcy filing after extended negotiations with Equitable. On April 12, 1996, the Partnership and Equitable executed a letter of intent that outlined the principle terms, as described below, of a proposed loan work-out relating to the disposition of Brookdale including a plan of liquidation (the "Plan") for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable.

Under the Plan, which was filed on October 16, 1996, the Mortgage remains in default and the Partnership will market Brookdale to a third-party buyer. In the event no acceptable third-party offer is received by November 15, 1996, or a third party fails to close the acquisition by December 1, 1996, both the Partnership and Equitable would have the right to transfer ownership of Brookdale to Equitable and Equitable's participant, EML Associates ("EML"), for a $500,000 cash purchase price. Equitable and EML would also be granted certain limited rights of first refusal to acquire Brookdale.

The net sales proceeds from a bona fide, third-party offer (as defined in the Plan), after costs of the sale and amounts owed to Equitable under any debtor-in-possession financing and assuming a sales price in excess of $30 million, would be split as follows: first, up to $750,000 to the Partnership and $30 million to Equitable on a pari passu basis, then 50/50 on any additional net sales proceeds up to the next $6 million, with the balance, if any, to the Partnership. The Partnership does not expect that the net sales proceeds from a third-party buyer, after costs of the sale and payment of amounts owed to Equitable, will be material to the Partnership. To date, the only offer submitted to Equitable was for $17 million.

Pending a sale of Brookdale, all available cash flow from Brookdale (after payment of property expenses and administrative costs associated with the bankruptcy) is being paid to Equitable. Equitable will fund necessary capital and leasing costs pursuant to a super-priority, non- recourse, debtor-in-possession loan by Equitable payable upon the disposition of Brookdale.

All parties holding claims on or interests in the Partnership were sent on October 18, 1996 a copy of the Plan and Disclosure Statement, together with a ballot which is due on November 15, 1996. The contemplated arrangements are subject to bankruptcy court approval. A confirmation hearing on the Plan has been scheduled for November 25, 1996.

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

Beginning August 2, 1995, General Growth Management, Inc. ("General Growth"), the property manager, acted as the receiver of Brookdale as appointed by the Minnesota District Court. In such capacity, General Growth collected the rent proceeds from Brookdale's tenants and applied the proceeds to payments of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds paid to Equitable for interest due under the Mortgage. From the date of receivership through September 30, 1996, the net cash flow generated by Brookdale was not available to the Partnership and is reflected on the Partnership's balance sheet as restricted cash. During December 1995, $700,000 was forwarded to Equitable and applied to the Mortgage under the terms of the receivership. During the first quarter of 1996, an additional $825,000 was forwarded to Equitable, under the terms of the receivership, and applied to the Mortgage. During the second quarter of 1996, an additional $1,150,000 was forwarded to Equitable, under the terms of the receivership, and applied to the Mortgage. During the third quarter of 1996, an additional $2,456,497 was forwarded to Equitable, under the terms of the receivership, and applied to the Mortgage. The decrease in restricted cash from December 31, 1995 to September 30, 1996 is attributable to $4,431,497 in total payments made to Equitable during the first three quarters of 1996 partially offset by cash flow generated by Brookdale. Debt service shortfalls, if any, may be advanced by Equitable and added to the principal amount of the Mortgage. General Growth has been reinstated for Brookdale as property manager, following Bankruptcy Court approval, and there is no longer a receiver.

In an effort to facilitate the sale of Brookdale, the General Partner retained Jones Lang Wootton ("JLW"), an international real estate sales and advisory firm with extensive experience in marketing large assets to the investment community. To date, the only offer submitted to Equitable under the terms of the Plan was for $17 million. Based on JLW's efforts, the General Partner believes an acceptable third-party buyer will not be secured for Brookdale.

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


These tenants occupy 17,400 square feet, or approximately 8.7% of Brookdale's leasable area (exclusive of anchor tenants), and at this time their plans to remain at Brookdale remain uncertain. Pursuant to the provisions of the U.S. Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by Brookdale.

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

At September 30, 1996, the Partnership had unrestricted cash and cash equivalents totaling $5,669,457 compared to $5,971,023 at December 31, 1995. The decrease is due to expenditures for Partnership operations and professional fees and the absence of cash flow from Brookdale being paid to the Partnership, due to the appointment of a receiver on August 2, 1995, as described above, and the cash collateral order obtained by Equitable in bankruptcy court.

Accounts receivable decreased from $537,561 at December 31, 1995 to $187,084 at September 30, 1996. The decrease reflects an increase in the allowance for bad debt expense related to three Brookdale tenants and timing differences in the receipt of rental payments.

Prepaid assets increased from $92,607 at December 31, 1995 to $154,819 at September 30, 1996 primarily due to the timing and recognition of payments for prepaid insurance.

Accounts payable and accrued expenses increased from $623,499 at December 31, 1995 to $1,548,205 at September 30, 1996. The increase reflects higher accruals for real estate taxes and for legal fees in connection with the Partnership's bankruptcy filing, partially offset by payments in 1996 of 1995 audit, legal and appraisal fees.

Zero coupon mortgage note payable increased from $38,028,587 at December 31, 1995 to $39,093,954 at September 30, 1996 due to the accrual of interest on the Mortgage which matured on June 30, 1995, partially offset by net cash flow payments to Equitable per the terms of the receivership and cash collateral order mentioned above. Pursuant to its terms, the Mortgage accrues interest at a default rate of 19% per annum commencing July 1, 1995. See above for a discussion of the default.


Results of Operations

Cash used for operating activities totaled $301,566 for the nine months ended September 30, 1996 compared to cash provided by operating activities of $2,794,593 for the same period during 1995. The reduced cash flow is primarily due to the payment of all net cash flow from Brookdale to Equitable, which commenced on August 2, 1995 (see "Liquidity and Capital Resources" above).

The Partnership recognized net losses of $1,208,964 and $3,024,474 for the three and nine months ended September 30, 1996 compared to net losses of $770,125 and $497,837 for the same periods in 1995. The higher net loss during the 1996 periods is primarily due to increased interest expense on the Mortgage and increased professional fees related to the Partnership's bankruptcy and reduced rental and escalation income.

Rental income for the three and nine months ended September 30, 1996 totaled $1,027,618 and $3,258,874, respectively, compared to $1,238,925 and $3,531,636 for the same periods in 1995. The decrease reflects lower occupancy and a decrease in tenants paying percentage rent.

Escalation income totaled $1,048,908 and $3,601,080 for the three and nine months ended September 30, 1996 compared to $1,430,703 and $4,396,840 for the same periods in 1995. The decrease is primarily due to lower recoverable real estate tax and common area maintenance income.

Interest income for the three and nine months ended September 30, 1996 totaled $58,840 and $253,184 compared to $115,405 and $320,143 for the corresponding periods in 1995. The decrease reflects lower average cash balances and a reduction in interest rates in 1996 compared to the 1995 period.

Miscellaneous income totaled $10,396 and $113,185, respectively, for the three and nine months ended September 30, 1996 compared to $11,429 and $458,364 for the corresponding periods during 1995. Miscellaneous income during the 1995 nine-month period primarily consisted of lease buyout settlements related to two Brookdale tenants totaling $314,000, whereas the balance for the 1996 nine-month period primarily consisted of a lease settlement totaling $60,000 for one Brookdale tenant.

Total expenses for the three and nine months ended September 30, 1996 totaled $3,354,726 and $10,250,797, respectively, compared to $3,566,587 and $9,204,820 for the same periods in 1995. The decrease for the three month period is primarily due to a decrease in real estate taxes and depreciation and amortization, partially offset by and increase in interest expense and professional fees. The increase for the nine month period primarily reflects increased interest expense and professional fees partially offset by decreases in real estate taxes and depreciation and amortization.

Interest expense for the three and nine months ended September 30, 1996 totaled $1,884,148 and $5,496,864, respectively, compared to $1,680,007 and $3,396,275 for the same periods in 1995. The increases are primarily due to the accrual of higher interest on the Mortgage, which is accruing at a default rate of 19%, as described above, compared to 10.2% during the first two quarters of 1995 and 19% during the third quarter of 1995.

Real estate taxes for the three and nine months ended September 30, 1996 totaled $620,213 and $1,865,158, respectively, compared to $798,412 and $2,407,209 during the same periods in 1995. The decreases are due to a decrease in the assessed value of Brookdale.

Depreciation and amortization for the three and nine months ended September 30, 1996 totaled $0 compared to $291,084 and $905,591 for the same periods in 1995. Effective January 1, 1996, the Partnership's assets are no longer depreciable due to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long- lived Assets to be Disposed Of," which requires the carrying amount of assets held for disposition to equal fair value less estimated costs to sell. Additionally, depreciation and/or amortization should not be recorded during the period in which assets are being held for disposition.

Professional fees for the three and nine-month periods ended September 30, 1996 totaled $221,125 and $479,966, respectively, compared to $27,947 and $134,470 for the corresponding periods in 1995. The increase is primarily due to higher legal and other professional fees in relation to the situation surrounding the Mortgage as described under "Liquidity and Capital Resources" above.

Sales for tenants (exclusive of anchor tenants) who operated at Brookdale for each of the last two years were approximately $20,207,400 and $19,898,200 for the eight months ended August 31, 1996 and 1995, respectively. Total tenant sales (exclusive of anchor tenants) were approximately $21,540,000 and $22,404,000 for the eight months ended August 30, 1996 and 1995, respectively. The decrease in total tenant sales is attributable to increased competition from recently-renovated area retail centers and local discounters, and a decrease in occupancy. As of September 30, 1996, Brookdale was 71% occupied (exclusive of anchor and outparcel stores), compared with 79% at September 30, 1995.

Part II   Other Information.

Item 1    Legal Proceedings.

          On June 21, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to prevent a foreclosure sale of its sole property, Brookdale. The Partnership undertook the filing after extended negotiations with Equitable. Equitable is the largest creditor of the Partnership and the holder of a mortgage note secured by Brookdale. A foreclosure sale of Brookdale was scheduled for June 21, 1996.

          Equitable and the Partnership entered into a non-binding letter of intent outlining a proposed loan work-
          out   relating  to  Brookdale,  including  a  plan   of
          reorganization (the "Plan") for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable. The Plan was filed on October 16, 1996. The Plan calls for the Partnership to market
          Brookdale  to  a  third-party  buyer.   If   no   buyer
          contracts to acquire Brookdale by November 15, 1996, or the buyer fails to close by December 1, 1996, both the Partnership and Equitable have the right to transfer ownership of Brookdale to Equitable and Equitable's participant in the loan, EML, for a $500,000 purchase
          price   (which   could  be  increased   under   certain
          circumstances).   Equitable  and  EML  would  also   be
          granted certain limited rights of first refusal to acquire Brookdale. Assuming a sale in excess of $30 million, the net sales proceeds from a third-party buyer, after costs of the sale and the amount owed to Equitable under any debtor-in-possession financing, would be split $750,000 to the Partnership and $30 million to Equitable on a pari passu basis, then 50/50 on the next $6 million, with the balance, if any, to the Partnership. The Partnership does not expect that the net sales proceeds from a third-party buyer, after costs of the sale and payment of amounts owed to Equitable, will be material to the Partnership.

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

          The contemplated arrangements are subject to confirmation by the bankruptcy court of the Plan.

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

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

          (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MIDWEST REAL ESTATE SHOPPING CENTER, L.P.

                         BY: MIDWEST CENTERS INC.
                             General Partner



Date: November 14, 1996  BY: /s/ Paul L. Abbott
                                 Director, President and
                                 Chairman of the Board



Date: November 14, 1996  BY: /s/ Robert J. Hellman
                                 Director, Vice President and
                                 Chief Financial Officer