Form 10-K
period 1996-12-31
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1997-03-28
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996

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

Attn. Andre Anderson
3 World Financial Center, 29th Floor, New York, NY
10285-2900
Address of principal executive offices
zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

          10,700,000 UNITS OF LIMITED PARTNERSHIP SECURITIES
                            Title of Class

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

On December 30, 1986, the Partnership completed an offering of $107,000,000 of limited partnership securities ("Units," the holders of which are referred to herein as "Unitholders" or "Limited Partners") representing assignments of limited partnership interests from the Assignor Limited Partner. The net proceeds of the offering after payment of syndication and organizational costs aggregated $97,925,000.

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

Two mortgage notes from Equitable were issued on December 30, 1986 in the initial principal amounts of $15,175,000 (the "Brookdale Note") and $25,675,000 (the "Northland Note") (together, the "Notes"). The Partnership had deferred payment of principal and interest on the Northland Note until its scheduled maturity on June 30, 1995. In connection with the impending maturity of the Northland Note, the Partnership executed a contract with Equitable on March 28, 1994 for the sale of Northland at the price of $6,600,000 in excess of the balance of the Northland Note (the "Northland Sales Contract"). On July 22, 1994, the sale was completed and the Northland Note paid off. The effective date of the sale of Northland was January 1, 1994 and any positive cash flow generated by Northland Center from January 1, 1994 to the closing belonged to Equitable.

The Partnership also deferred payment of principal and interest on the Brookdale Note until its maturity date on June 30, 1995. The General Partner attempted, but was unable, to sell Brookdale and pay off the Brookdale Note prior to its maturity date. On July 5, 1995, Equitable notified the Partnership of its default under the terms of the Brookdale Note and that it would pursue all remedies available to it, including, without limitation, foreclosure of the lien of the Mortgage by power of sale or judicial foreclosure and the appointment of the receiver. Further to its July 5, 1995 notice of default to the Partnership, Equitable commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. The date of this foreclosure sale was subsequently postponed on several occasions. On April 12, 1996, Equitable agreed to postpone the date of the previously announced foreclosure sale of the property until May 24, 1996 at the earliest. On June 21, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to prevent the foreclosure sale of Brookdale, which was scheduled for June 21, 1996. The Partnership and Equitable executed a letter of intent that outlined the principal terms of a proposed loan work-out relating to Brookdale and a plan of reorganization (the "Plan") for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable.

On December 16, 1996, the Partnership transferred ownership of Brookdale, in accordance with the terms of the Plan, to Equitable and EML Associates ("EML") in consideration of a $500,000 payment to the Partnership from Equitable. In accordance with the disposition of Brookdale, the Partnership was relieved of its mortgage obligation on Brookdale. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a detailed discussion of the Partnership's loan work-out with Equitable, its filing for protection under Chapter 11 of the Bankruptcy Code and events subsequent to such filing.

The Unitholders were solicited with a consent statement on June 7, 1994 in connection with the above-mentioned sale of Northland. This solicitation informed the Unitholders that the sale of Northland would be the first step in the disposition of the assets of the Partnership with a view to the orderly dissolution and liquidation of the Partnership. Information involving the plan to dispose of all the assets of the Partnership with a view to its liquidation is contained under the caption "The Plan to Liquidate" in the Partnership's definitive proxy statement filed on May 27, 1994 pursuant to Regulation 14A and is incorporated herein by reference.

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

(b)  Financial Information About Industry Segments

The Partnership's sole business was the ownership and operation of its remaining property, Brookdale Center. Pursuant to the Plan, Equitable obtained title to Brookdale in December 1996 and relieved the Partnership of its entire mortgage obligation on Brookdale. See Item 7.

(c)  Narrative Description of Business

The Registrant's principal business was to own and operate its remaining property. The Partnership's principal objective was to produce distributions to Unitholders on sale. Pursuant to the Plan, Equitable obtained title to Brookdale in December 1996. See Item 7.

Employees

The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner.


Item 2.  Properties

On December 16, 1996, the Partnership transferred ownership of Brookdale, the Partnership's one remaining property, to Equitable and EML, in accordance with the terms of the Plan. As of December 31, 1996, the Partnership owned no real estate.


Item 3.  Legal Proceedings

On January 17, 1995, the Partnership announced that an action had been filed against the General Partner, the Partnership and other defendants in the United States District Court for the Southern District of New York on behalf of all persons who owned Limited Partnership Units of the Partnership on June 7, 1994. The complaint alleges, among other things, that the solicitation statement used by the Partnership to solicit the consent of the Unitholders to the July 1994 sale of Northland (the "Solicitation Statement") contained material misrepresentations and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The complaint also alleges claims for breach of fiduciary duty, negligent misrepresentation and breach of the limited partnership agreement related to the Northland sale and the partial liquidation of the assets. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. On May 12, 1995, the Partnership announced that two similar actions had been filed in the District Court for the Southern District of New York. On November 16, 1995, the complaints in one of these three actions was amended to add a derivative claim for breach of fiduciary duty on behalf of the Partnership. The amended complaint also alleges that the General Partner, assisted by the other defendants, breached its fiduciary duties by failing to take steps to maximize the value of Brookdale.

On May 12, 1995, the Partnership also announced that an action had been filed against the General Partner and other defendants in the Federal District Court for the Central District of California on behalf of all persons who owned Limited Partnership Units during the period June 7, 1994 to April 21, 1995. The complaint alleges that the Solicitation Statement contained material misrepresentations and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Plaintiffs seek, among other things, compensatory damages, and to have their action certified as a class action under the Federal Rules of Civil Procedure. This action has been transferred to the District Court for the Southern District of New York to be coordinated with the New York actions for pre-trial proceedings.

The Partnership also announced on May 12, 1995, that a lawsuit had been filed against the General Partner and other defendants in the Superior Court for Los Angeles County and removed to the District Court for the Central District Court of California. This action is brought on behalf of all persons who purchased Limited Partnership Units of the Partnership during the period from December 26, 1986 to the present. The complaint alleges, among other things, that the General Partner, assisted by the other defendants, breached its fiduciary duty to the plaintiffs in connection with the offer and sale of Limited Partnership Units, the operation of the Partnership and the Northland sale. Plaintiffs seek, among other things, compensatory damages, punitive damages, and to have their action certified as a class action under the Federal Rules of Civil Procedure. This action also has been transferred to the District Court for the Southern District of New York to be coordinated with the pre-trial proceedings. The plaintiff subsequently amended the complaint to name the Partnership as a defendant.

The General Partner believes that the allegations in these complaints are without merit and will defend these lawsuits vigorously and believes that any settlements reached are not currently expected to have a material impact on the financial position of the Partnership.


Item 4.  Submission of Matters to a Vote of Security Holders
In October 1996, the Partnership submitted to the holders of Limited Partnership Units and the Partnership's creditors the Debtor's First Amended Disclosure Statement With Respect to the Debtor's First Amended Chapter 11 Plan (the "Disclosure Statement"), to which the Debtor's First Amended Chapter 11 Plan (the "Chapter 11 Plan") was attached as an exhibit; the Order Approving Disclosure Statement as Amended and Fixing Dates; and a Ballot for Accepting or Rejecting the Chapter 11 Plan (the "Ballot").

On November 15, 1996, the Chapter 11 Plan was approved by the the holders of Limited Partnership Units and creditors. As of that date, Ballots representing 4,228,049.03 Units, or 39.5% of the outstanding Units and 33% of the Partnership's creditors were received. Of this amount, Ballots representing 3,760,952.28 Units, or 35.1% of the outstanding Units, and 28.8% of the Partnership's creditors voted to accept the Chapter 11 Plan, Ballots representing 467,096.75 Units, or 4.4% of the outstanding Units, and 4.2% of the Partnership's creditors voted to reject the Chapter 11 Plan, and Ballots representing 6,471,950.97 Units, or 60.5% of the outstanding Units, and 66.7% of the Partnership's creditors (including Unitholders that are plaintiffs in the class action litigation currently pending against the Partnership), abstained from voting on the Chapter 11 Plan. The Bankruptcy Court confirmed the Chapter 11 Plan after a hearing on November 25, 1996.


                               PART II

Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

Market Information
Prior to June 24, 1996, the Partnership's Units were listed on the New York Stock Exchange (the "NYSE") and traded under the symbol "EQM". On June 24, 1996, the NYSE notified the Partnership that the trading of the Units had been suspended and would be delisted from the NYSE effective as of the close of business on June 24, 1996. According to a press release issued by the NYSE, its action was taken in view of the fact that the Partnership had fallen below the NYSE's continued listing criterion relating to aggregate market value of shares outstanding (less than $8 million) together with average net income after taxes for the past three years (less than $600,000); aggregate market value of publicly-held shares (less than $5 million); and the Partnership's announcement on June 20, 1996 that it had filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.

The high and low sales prices of the Units as reported on the consolidated transaction reporting system during the six quarters prior to the third quarter of 1996 were as follows.

                                High             Low
            1995
            First Quarter      $ .88          $  .38
            Second Quarter       .75             .50
            Third Quarter        .85             .31
            Fourth Quarter       .50             .17


            1996
            First Quarter       $.38          $  .11
            Second Quarter *     .34             .06
            Third Quarter          -               -
            Fourth Quarter         -               -

              *Trading of Partnership Units was suspended and delisted from the NYSE effective as of the close of business on June 24, 1996.

As of December 31, 1996, there were 5,666 Unit Holders.

Quarterly Cash Distributions Per Limited Partnership Unit

Distribution amounts are reflected in the period for which they are declared. The record date is the last day of the respective quarter and the actual cash distributions are paid approximately 45 days after the record date.

                           1996 *             1995
            First Quarter     -               $.07
            Second Quarter    -                .07
            Third Quarter     -                .07
            Fourth Quarter**  -                  - *

            TOTAL           $ 0               $.21

* Distributions were suspended during the fourth quarter of 1995 pending a resolution of the situation with respect to the Partnership's default on the Brookdale Note. See Item 7.

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

Any Tax-Exempt Entity acquiring Units after December 17, 1987 (including any acquired pursuant to a reinvestment plan) realizes unrelated business income ("UBI"), with respect to such Units for periods during which the Partnership is a "publicly traded partnership", and such UBI may cause the Tax-Exempt Entity to incur a federal income tax liability. It should be noted that the
Partnership agreement stated that   An investment in the Units is not suitable
for Tax-Exempt Entities, including Individual Retirement Accounts ("IRA's") and Keogh and other retirement plans, because such investment would give rise to unrelated business taxable income."

Item 6.  Selected Financial Data

(dollars in thousands except per Unit data)
As of and for the years ended December 31,

                        1996    1995         1994          1993       1992

Total Income          $ 9,868 $ 11,772     $12,695     $ 30,312     $ 31,404
Extraordinary Gain on
Forgiveness of
Mortgage Loan Oblig.  $15,727        -           -            -           -

Net Income (Loss)     $11,621 $(10,764)(3) $(7,567)(2) $(18,377)(1) $ (7,834)(1)

Net Income (Loss)
per Limited
Partnership Unit
(10,700,000
outstanding)          $  1.07 $  (1.00)(3) $  (.79)(2) $  (1.70)(1) $   (.73)(1)
Real Estate           $     - $ 24,500     $35,072     $100,264     $118,416
Mortgage Notes
Payable               $     - $ 38,029     $33,652     $ 82,011     $ 77,245
Total Assets          $ 5,954 $ 32,365     $42,302     $113,448     $131,082
Cash Distributions
per Limited
Partnership Unit
(10,700,000
outstanding)          $     - $    .21     $ 1.145 (4) $    .50     $    .50

(1)Includes write-downs in carrying value of the Northland property in 1992 and 1993.

(2)Includes gain on sale of Northland and write-down of Brookdale in 1994.

(3)Includes write-down in carrying value of Brookdale in 1995.

(4)Includes a special distribution resulting primarily from the sale of the Northland property in 1994 in the amount of $.865 per unit.

The above selected financial data should be read in conjunction with the financial statements and notes thereto contained in Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partner was unable to consummate a sale of Brookdale and repay the Brookdale Note prior to June 30, 1995, the maturity date of the Brookdale Note. As a result, on July 5, 1995, Equitable issued a notice of default to the Partnership and commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. Such date was subsequently postponed on several occasions.

On April 12, 1996, the Partnership and Equitable executed a letter of intent that outlined the principal terms, as described below, of the Plan for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable. On June 21, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to prevent the foreclosure sale of Brookdale, which was scheduled for June 21, 1996. The Partnership undertook the bankruptcy filing after extended negotiations with Equitable.

As a result of the bankruptcy filing, among other reasons, trading of the Partnership's Units on the New York Stock Exchange was suspended as of June 24, 1996. See Item 5 "Market for the Registrant's Limited Partnership Units and Related Security Holder Matters."

Under the Plan, which was filed on October 16, 1996 and subsequently approved by the holders of Limited Partnership Units (the "Unitholders"), its creditors and the bankruptcy court, the Brookdale Note remained in default and the Partnership was to market Brookdale to a third-party buyer. In the event no acceptable third-party offer was received by November 15, 1996, or a third party failed to close the acquisition by December 1, 1996, both the Partnership and Equitable had the right to transfer ownership of Brookdale to Equitable and Equitable's participant, EML Associates ("EML"), for a $500,000 cash purchase price. Equitable and EML were also granted certain limited rights of first refusal to acquire Brookdale. Pending a sale of Brookdale, all available cash flow from Brookdale (after payment of property expenses and administrative costs associated with the bankruptcy) was paid to Equitable. Equitable was required to fund necessary capital and leasing costs pursuant to a super-priority, non-recourse, debtor-in-possession loan by Equitable payable upon the disposition of Brookdale.

All parties holding claims on or interests in the Partnership were sent on October 18, 1996 a copy of the Plan and Disclosure Statement, together with a ballot which was due on November 15, 1996. The Plan was subsequently approved by the Unitholders and the Partnership's creditors. A confirmation hearing to approve the Plan took place on November 25, 1996 and the Plan was confirmed by the bankruptcy court.

Despite intensive marketing efforts, the Partnership was unable to secure an acceptable third-party buyer for Brookdale by November 15, 1996. Consequently, on December 16, 1996, the Partnership transferred ownership of Brookdale, in accordance with the terms of the Plan, to Equitable and EML for the aforementioned purchase price of $500,000. In accordance with the disposition of Brookdale, the Partnership was relieved of its mortgage obligation on Brookdale. Once all of the conditions of the Plan are met, which is expected to occur later in 1997, the General Partner intends to move towards the dissolution of the Partnership. However, if the Partnership is still involved in litigation currently pending against it (See Item 3. "Legal Proceedings"), the Partnership cannot be dissolved, and its remaining assets, if any, will not be distributed to Unitholders until such litigation is resolved.

Beginning August 2, 1995, General Growth Management, Inc. ("General Growth"), the property manager, acted as the receiver of Brookdale as appointed by the Minnesota District Court. In such capacity, General Growth collected the rent proceeds from Brookdale's tenants and applied the proceeds to payments of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds paid to Equitable for interest due under the Mortgage. Pursuant to bankruptcy court approval, the receivership was terminated and General Growth was reinstated as Brookdale's property manager on June 21, 1996. From the date of receivership through December 16, 1996, the date Brookdale was transferred to Equitable, the net cash flow generated by Brookdale was not available to the Partnership and is reflected on the Partnership's balance sheet as restricted cash. For the years ended December 31, 1996 and 1995, $6,097,817 and $700,000, respectively, was forwarded to Equitable and was applied against accrued interest.

At December 31, 1996, the Partnership had unrestricted cash and cash equivalents totaling $5,812,917 compared to $5,971,023 at December 31, 1995. The decrease is due to expenditures for Partnership operations and professional fees, partially offset by the receipt of $500,000 from Equitable upon disposition of Brookdale pursuant to the Plan.

Accounts receivable decreased from $537,561 at December 31, 1995 to $0 at December 31, 1996 due to the disposition of Brookdale in December 1996 mentioned above.

Prepaid assets decreased from $92,607 at December 31, 1995 to $0 at December 31, 1996 due to the disposition of Brookdale in December 1996 mentioned above.

Zero coupon mortgage note payable decreased from $38,028,587 at December 31, 1995 to $0 at December 31, 1996 due to the satisfaction of the Mortgage in accordance with the disposition of Brookdale in December 1996 mentioned above.

Results of Operations

1996 versus 1995
Cash used for operating activities totaled $658,106 for the year ended December 31, 1996 compared to cash provided by operating activities of $2,817,025 during 1995. The reduced cash flow is primarily due to the payment of all net cash flow generated by Brookdale to Equitable commencing on August 2, 1995 (see "Liquidity and Capital Resources" above).

The Partnership recognized net income of $11,620,656 for the year ended December 31, 1996 compared to a net loss of $10,763,695 during 1995. The change from net loss to net income is primarily due to the $15,726,730 gain recognized in 1996 on the forgiveness of the Brookdale Note.

Escalation income decreased from $6,053,160 for the year ended December 31, 1995 to $4,957,157 for the year ended December 31, 1996 due to a decrease in real estate tax income and common area maintenance income.

Interest income decreased from $421,179 for the year ended December 31, 1995 to $298,324 for the year ended December 31, 1996. The decrease reflects lower average cash balances and a reduction in interest rates in 1996 compared to 1995.

Miscellaneous income decreased from $606,678 for the year ended December 31, 1995 to $126,582 for the year ended December 31, 1996. Miscellaneous income during 1995 primarily consisted of lease buyout settlements related to three Brookdale tenants totaling $444,000, whereas the balance for 1996 primarily consisted of a lease settlement totaling $60,000 for one Brookdale tenant.

Total expenses decreased from $22,535,891 for the year ended December 31, 1995 to $13,974,118 for the year ended December 31, 1996. The decrease is primarily due to the loss recorded on the write-down of Brookdale at December 31, 1995 of $9,498,921 and lower depreciation and amortization during the 1996 period.

Loss on write-down of real estate decreased from $9,498,921 for the year ended December 31, 1995 to $0 for the year ended December 31, 1996. During 1995, the Partnership wrote down the net book value of Brookdale by $9,498,921 to its estimated fair market value less selling costs. The determination of the estimated fair market value of the property was based upon an appraisal of the property, which was conducted annually.

Real estate taxes decreased from $3,205,621 for the year ended December 31, 1995 to $2,487,771 during 1996 due to a decrease in the assessed value of Brookdale.

Interest expense increased from $5,076,282 for the year ended December 31, 1995 to $7,004,184 for the year ended December 31, 1996 primarily due to the accrual of interest on the Brookdale Note at the default rate of 19% subsequent to the Partnership's default on the Brookdale Note.

Depreciation and amortization decreased from $1,196,967 for the year ended December 31, 1995 to $0 for the year ended December 31, 1996. Effective January 1, 1996, the Partnership's assets were no longer depreciable due to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," which requires the carrying amount of assets held for disposition to equal fair value less estimated costs to sell. Depreciation and/or amortization was not recorded during the period in which the asset was being held for disposition.

Professional fees increased from $209,014 for the year ended December 31, 1995 to $823,894 for the year ended December 31, 1996 primarily due to higher legal and other professional fees relating to the Brookdale Note and the Partnership's bankruptcy as described under "Liquidity and Capital Resources" above.

Sales for tenants (exclusive of anchor tenants) who operated at Brookdale for each of the last two years were approximately $27,438,800 and $27,465,100 for the eleven months ended November 30, 1996 and 1995, respectively. As of December 31, 1996, Brookdale was 65% occupied (exclusive of anchor and outparcel stores), compared with 80% at December 31, 1995.

1995 versus 1994
Cash provided by operating activities totaled $2,817,025 for the year ended December 31, 1995 compared with $4,483,503 during 1994. The reduced cash flow was primarily due to the funding of all net cash flow from Brookdale to Equitable, which commenced on August 2, 1995 (see "Liquidity and Capital Resources" above).

The Partnership recognized a net loss of $10,763,695 for the year ended December 31, 1995 compared to $7,567,268 during 1994. The increase in net loss during 1995 primarily reflected the gain recognized on the sale of Northland in 1994 and a greater loss on the write-down of Brookdale to its estimated fair market value in 1995 compared to 1994. The carrying value of Brookdale was reduced during the fourth quarter of 1995 and 1994 based upon management's assessment of the estimated fair market value of the property. The determination of the estimated fair market value of the property was based upon the most recent appraisal of the property, which was conducted annually.

Rental income totaled $4,691,179 for the year ended December 31, 1995 compared with $4,895,956 in 1994. The decrease reflected lower average rental rates on new leases and a decrease in percentage rent due to the decrease in tenant sales. Interest income for the year ended December 31, 1995 totaled $421,179 compared to $326,493 in 1994. The increase was mainly due to higher interest rates earned on the Partnership's invested cash. Miscellaneous income totaled $606,678 for the year ended December 31, 1995 compared to $1,508,212 during 1994. Miscellaneous income during 1995 primarily consisted of lease buyout settlements for three Brookdale tenants totaling $444,000 and a $105,728 adjustment for an overaccrual of the Michigan Single Business Tax as a result of the sale of Northland Center, whereas the balance for the 1994 period primarily consisted of lease settlements for one former Brookdale in-line tenant and Carson's, a former Brookdale anchor store, totaling $1,450,000.

Total expenses for the year ended December 31, 1995 totaled $22,535,891 compared to $24,872,636 during 1994. The decrease reflected the absence of interest expense and depreciation and amortization associated with Northland, which was sold in 1994, which was partially offset by an increased write-down of Brookdale in 1995 compared to 1994. Property operating expenses increased from $2,657,042 for the year ended December 31, 1994 to $2,897,546 during 1995. The increase was due to the collection of past due Carson's receivables in 1994.

Real estate taxes decreased from $3,528,943 for the year ended December 31, 1994 to $3,205,621 during 1995 primarily due to a reduction in the assessed value of Brookdale in January 1995. General and administrative expense decreased for the year ended December 31, 1995 compared to 1994 reflecting lower transfer agent fees in 1995 and costs associated with the proxy solicitation incurred in 1994.

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

Property Appraisal

The Partnership Agreement and the Mortgage Note required the Partnership to retain an independent, third-party appraisal firm to appraise the Partnership's property each year. The Partnership was required to provide an appraisal of the property to the Unit Holders within 90 days after the end of the Partnership's fiscal year. Cushman & Wakefield, Inc., an independent appraisal firm retained by the Partnership to appraise Brookdale in 1995, appraised the fair market value of Brookdale at $25,000,000 as of January 1, 1996. As Brookdale was transferred to Equitable in December 1996 pursuant to the Plan, no appraisal was conducted as of January 1, 1997. It should be noted that appraisals are only estimates of current value and actual values realizable upon a sale could be significantly different.


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

Paul L. Abbott, 51, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Stevan N. Bach, 57, is Chief Executive Officer of Bach, Thoreen, McDermott Inc., a real estate valuation and consulting firm based in Houston, Texas. Mr. Bach has over 32 years of experience in the real estate business. From December 1980 through July 1984, Mr. Bach was a Senior Vice President, National Director and General Manager of the Southwestern Region for Landauer Associates, Inc. From December 1975 through December 1980, Mr. Bach was the Vice President and Manager of Coldwell Banker Appraisal Services. Mr. Bach is a graduate of the University of Southern California.

Kathleen B. Carey, 43, is an attorney specializing in commercial real estate. She is a graduate of the State University of New York at Albany and St. John's University Law School. In 1987, she joined the Connecticut law firm of Cummings & Lockwood and served as a partner in the firm from 1989 until mid-1994. Kathleen's practice has involved all facets of acquisitions, sales and financing of commercial properties, including multifamily housing, office buildings and shopping centers. She is admitted to practice in New York, Connecticut and California and worked as an independent commercial real estate consultant until August of 1996 when she joined GE Capital Investment Advisors as a Managing Director.

Raymond C. Mikulich, 43, is a Managing Director of Lehman, and since January 1988, has been head of the Real Estate Investment Banking Group. Prior to joining Lehman Brothers Kuhn Loeb in 1982, Mr. Mikulich was a Vice President with LaSalle National Bank, Chicago, in the Real Estate Advisory Group, where he was responsible for the acquisition of equity interests in commercial real estate. Over his 23 years in the real estate business, Mr. Mikulich has arranged acquisitions and dispositions on behalf of both individuals and institutional investors. Mr. Mikulich holds a BA degree from Knox College and a JD degree from Kent College of Law.

Robert J. Hellman, 42, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

Joan B. Berkowitz, 37, is a Vice President of Lehman Brothers, responsible for investment management of retail, commercial and residential real estate within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

Elizabeth Rubin, 30, is a Vice President of Lehman Brothers in the Diversified Asset Group. Ms. Rubin joined Lehman Brothers in April 1992. Prior to joining Lehman Brothers, she was employed from September 1988 to April 1992 by the accounting firm of Kenneth Leventhal and Co. Ms. Rubin is a Certified Public Accountant and received a B.S. degree from the State University of New York at Binghamton in 1988.

Robert Sternlieb, 32, is an Assistant Vice President of Lehman Brothers and is responsible for asset management within the Diversified Asset Group. Mr. Sternlieb joined Lehman Brothers in April 1989 as an asset manager. From May 1986 to April 1989, he was a systems analyst at Drexel Burnham Lambert. Mr. Sternlieb received a B.S. degree in Finance from Lehigh University in 1986.


Item 11.  Executive Compensation

The Directors and Officers of the General Partner do not receive any salaries or other compensation from the Partnership, except that Mr. Bach and Ms. Carey receive $12,000 per year for serving as Directors of the General Partner. Prior to September 1, 1993 Mr. Bach received $10,000, and $2,400 for attendance in person at any meeting of the Board of Directors of the General Partner or of the Audit Committee. During 1996, Mr. Bach was paid $21,600 in director fees and Ms. Carey was paid $19,200 in director fees.

The General Partner is entitled to receive 1% of Operating Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See pages 84 and 85 of the Partnership Agreement for a description of such arrangements which description is incorporated by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - To the knowledge of the Partnership, no person owns more than 5% of the outstanding Units as of December 31, 1996.

(b) Security Ownership of Management - Various employees of Lehman Brothers that perform services on behalf of the General Partner own no units of the Partnership as of December 31, 1996.

(c)  Changes in Control - None


Item 13.  Certain Relationships and Related Transactions

The General Partner, an affiliate of Lehman Brothers, is entitled to receive a portion of Operating Cash Flow and Net Proceeds from Capital Transactions. No distributions of either Operating Cash Flow or Net Proceeds from Capital Transactions were made.

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

Affiliates of the General Partner have been responsible for certain administrative functions of the Partnership. For amounts paid to such affiliates, see Note 6 of the Notes to Financial Statements. PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2).
               MIDWEST REAL ESTATE SHOPPING CENTER L.P.
                   (a Delaware limited partnership)

             Index to Financial Statements and Schedules
                                                                Page
                                                               Number

      Independent Auditors' Report                            F-1

      Balance Sheets
      At December 31, 1996 and 1995                           F-2

      Statements of Partners' Capital (Deficit)
      For the years ended December 31, 1996, 1995 and 1994    F-2

      Statements of Operations
      For the years ended December 31, 1996, 1995 and 1994    F-3

      Statements of Cash Flows
      For the years ended December 31, 1996, 1995 and 1994    F-4

      Notes to the Financial Statements                       F-5

      Schedule II - Valuation and Qualifying Accounts         F-11

      Schedule III - Real Estate and Accumulated Depreciation F-12

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

27  Financial Data Schedule.

99 Debtor's First Amended Chapter 11 Plan, dated October 16, 1996, is hereby incorporated by reference to documents filed with the United States Bankruptcy Court for the Southern District of New York Chapter 11, Case No. 96B43335 (CB).

* Previously filed


(c) Reports on Form 8-K during the three months ended December 31, 1996:

None


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 27, 1997
                         MIDWEST REAL ESTATE SHOPPING CENTER L.P.

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

                         MIDWEST CENTERS INC.
                         General Partner



Date:  March 27, 1997
                         BY:         /s/ Paul L. Abbott
                                     Paul L. Abbott
                                     Director, Chairman of the
                                     Board and President


Date: March 27, 1997
                         BY:         /s/ Raymond Mikulich
                                     Raymond Mikulich
                                     Director


Date: March 27, 1997
                         BY:         /s/ Stevan N. Bach
                                     Stevan N. Bach
                                     Director


Date: March 27, 1997
                         BY:         /s/ Kathleen Carey
                                     Kathleen Carey
                                     Director


Date: March 27, 1997
                         BY:         /s/ Robert J. Hellman
                                     Robert J. Hellman
                                     Director, Vice President
                                     and Chief Financial Officer


Date: March 27, 1997
                         BY:         /s/ Joan Berkowitz
                                     Joan Berkowitz
                                     Vice President


Date: March 27, 1997
                         BY:         /s/ Elizabeth Rubin
                                     Elizabeth Rubin
                                     Vice President


Date: March 27, 1997
                         BY:         /s/ Robert J. Sternlieb
                                     Robert J. Sternlieb
                                     Vice President

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Real Estate Shopping Center L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on June 21, 1996. In accordance with a liquidation plan supported by the Partnership's mortgage lender for the remaining property and approved by a bankruptcy court, the Partnership transferred ownership of its remaining property to the lender in settlement of the mortgage loan. The bankruptcy court is in the process of settling remaining creditor claims in the Partnership's bankruptcy case. Upon settlement of this case, the General Partner intends to dissolve the Partnership.



KPMG Peat Marwick LLP



Boston, Massachusetts
February 13, 1997

Balance Sheets                           At Dec. 31,     At Dec. 31,
                                                1996            1995
Assets
 Property held for disposition
 (notes 3 and 5)                         $         _     $24,500,000
 Cash and cash equivalents                 5,812,917       5,971,023
 Restricted cash (note 5)                          _       1,012,296
 Accounts receivable, net of allowance of
 $174,600 in 1995                                  _         537,561
 Deferred rent receivable                          _         112,931
 Due from affiliates, net (note 6)           141,284         139,062
 Prepaid assets                                    _          92,607
  Total Assets                           $ 5,954,201     $32,365,480
Liabilities and Partners'
Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses   $   644,151     $   647,499
 Zero coupon mortgage
 note payable (note 5)                             _      38,028,587
  Total Liabilities                          644,151      38,676,086
Partners' Capital (Deficit) (note 4):
 General Partner                              53,101        (111,270)
 Limited Partners (10,700,000 securities
   outstanding)                            5,256,949      (6,199,336)
  Total Partners' Capital (Deficit)        5,310,050      (6,310,606)
  Total Liabilities and Partners'
  Capital (Deficit)                      $ 5,954,201     $32,365,480




Statement of Partners' Capital (Deficit)
For the years ended December 31, 1996, 1995 and 1994
                                General         Limited
                                Partner         Partners        Total
Balance at December 31, 1993    $(719,854)      $27,385,161     $26,665,307
Net income (loss)                 862,671        (8,429,939)     (7,567,268)
Cash distributions (note 8)      (123,752)      (12,251,500)    (12,375,252)
Balance at December 31, 1994       19,065         6,703,722       6,722,787
Net loss                         (107,637)      (10,656,058)    (10,763,695)
Cash distributions (note 8)       (22,698)       (2,247,000)     (2,269,698)
Balance at December 31, 1995     (111,270)       (6,199,336)     (6,310,606)
Net income                        164,371        11,456,285      11,620,656
Balance at December 31, 1996    $  53,101       $ 5,256,949     $ 5,310,050

Statements of Operations
For the years ended December 31,         1996         1995         1994
Income
Rental income (note 3)             $4,485,981   $4,691,179   $4,895,956
Escalation income (note 3)          4,957,157    6,053,160    5,964,157
Interest income                       298,324      421,179      326,493
Miscellaneous income                  126,582      606,678    1,508,212
  Total Income                      9,868,044    11,772,19   12,694,818
Expenses
Property operating expenses         3,147,576    2,897,546    2,657,042
Loss on write-down of
real estate (note 3)                        _    9,498,921    9,068,553
Real estate taxes                   2,487,771    3,205,621    3,528,943
Interest expense                    7,004,184    5,076,282    6,145,897
Depreciation and amortization               _    1,196,967    2,677,432
General and administrative            304,532      236,175      311,639
Management fee (note 7)               206,161      215,365      230,565
Professional fees                     823,894      209,014      252,565
  Total Expenses                   13,974,118   22,535,891   24,872,636
Loss from operations before
gain on sale of property
and extraordinary item             (4,106,074) (10,763,695) (12,177,818)
Gain on sale of property                    _            _    4,610,550
Loss from operations before
extraordinary item                 (4,106,074) (10,763,695)  (7,567,268)
Extraordinary Item:
Gain on forgiveness of
mortgage loan obligation           15,726,730            _            _
  Net Income (Loss)               $11,620,656 $(10,763,695) $(7,567,268)
Net Income (Loss) Allocated:
To the General Partner            $   164,371 $   (107,637) $   862,671
To the Limited Partners            11,456,285  (10,656,058)  (8,429,939)
                                  $11,620,656 $(10,763,695) $(7,567,268)
Per limited partnership unit
(10,700,000 units outstanding)
Net loss from operations before
extraordinary item                $      (.38)$      (1.00) $      (.79)
Extraordinary item                       1.45            _            _
  Net Income (Loss)               $      1.07      $ (1.00) $      (.79)

Statements of Cash Flows
For the years ended December 31,         1996          1995          1994
Cash Flows From Operating
Activities
Net income (loss)                 $11,620,656  $(10,763,695)  $(7,567,268)
Adjustments to reconcile net
income (loss) to net cash
provided by (used for)
operating activities:
 Depreciation and amortization              _     1,196,967     2,677,432
 Loss on write-down of real estate          _     9,498,921     9,068,553
 Gain on forgiveness of mortgage
 loan obligation                  (15,726,730)            _             _
 Increase in interest on
 zero coupon mortgage note
 payable                            2,139,126     4,376,282     6,145,897
 Gain on sale of property                   _             _    (4,610,550)
 Increase (decrease) in cash
 arising from changes
 in operating assets and
 liabilities:
  Restricted cash                     688,633    (1,012,296)            _
  Accounts receivable                 172,654      (356,203)      304,519
  Deferred rent receivable            112,931       (21,962)      (62,341)
  Due from affiliates, net             (2,222)          814         1,469
  Prepaid expenses                     (1,409)       50,072     1,533,654
  Accounts payable and
  accrued expenses                    338,255      (151,875)   (1,757,862)
  Deferred income                           _             _    (1,250,000)
Net cash provided by
(used for) operating activities      (658,106)    2,817,025     4,483,503
Cash Flows From Investing Activities
Proceeds from settlement of Brookdale 500,000             _             _
Proceeds from sale of Northland             _             _     5,625,304
Additions to real estate                    _      (513,241)   (1,114,049)
Net cash provided by (used for)
investing activities                  500,000      (513,241)    4,511,255
Cash Flows From Financing Activities
Distributions paid                          _    (3,026,263)  (12,969,697)
Net cash used for financing activities      _    (3,026,263)  (12,969,697)
Net decrease in cash
and cash equivalents                 (158,106)     (722,479)   (3,974,939)
Cash and cash equivalents,
beginning of period                 5,971,023     6,693,502    10,668,441
Cash and cash equivalents,
end of period                      $5,812,917    $5,971,023  $  6,693,502

Supplemental Disclosure of
Cash Flow Information:
Cash paid during the year
for interest                       $6,097,817      $700,000  $          _
Supplemental Disclosure of
Non-Cash Operating Activities:
The Partnership transferred $440,982 of net operating assets of Brookdale to Equitable pursuant to the foreclosure sale.

Supplemental Disclosure of Non-Cash Investing Activities:
Closing costs of $370,000 and capital expenditures of $422,677 were funded through accounts payable in 1994.

Supplemental Disclosure of Non-Cash Financing Activities:
In connection with the sale of Northland Center, Equitable released the Partnership from the related $54,504,713 mortgage obligation in 1994. In connection with the foreclosure sale of Brookdale Center, the Partnership was released from the $40,167,712 mortgage obligation.

Notes to the Financial Statements
December 31, 1996, 1995 and 1994

1. Organization
Midwest Real Estate Shopping Center L.P., formerly Equitable Real Estate Shopping Center L.P. (the "Partnership") was formed as a limited partnership on October 28, 1986, under the laws of the State of Delaware. The Partnership was formed to acquire two regional shopping malls, Brookdale Center and Northland Center from Equitable Life Assurance Society of the United States
("Equitable").

In conjunction with the termination of the former asset management agreement with Equitable Real Estate Investment Management, Inc., the Partnership was required to cease using "Equitable" and "Equitable Real Estate" in its name. Consequently, effective November 21, 1994, the Partnership changed its name to Midwest Real Estate Shopping Center, L.P.

The general partner of the Partnership is Midwest Centers Inc., (the "General Partner"), formerly Shearson ESC/GP Inc. (see below), an affiliate of Lehman Brothers Inc., formerly Shearson Lehman Brothers Inc.

The Partnership was initially capitalized with $1,000, representing a capital contribution by the General Partner. The Partnership commenced investment operations on December 30, 1986, with the acceptance of subscriptions for 10,700,000 limited partnership securities from Unitholders, the maximum authorized by the agreement of limited partnership (the "Partnership Agreement").

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

On July 22, 1994, the Partnership sold back Northland Center to Equitable.

Since 1995, the General Partner attempted to sell the Partnership's remaining property, Brookdale Center ("Brookdale"), and pay off the Zero Coupon Mortgage Note Payable (the "Mortgage"), which was held by Equitable and secured by Brookdale. The General Partner was unable to consummate a sale of Brookdale and repay the Mortgage prior to June 30, 1995, the maturity date of the Mortgage. As a result, on July 5, 1995, Equitable issued a notice of default to the Partnership and commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. Such date was subsequently postponed several times until June 21, 1996.

On August 2, 1995, at the request of Equitable, the District Court for the Fourth Judicial District of Minnesota appointed General Growth Management, Inc. ("General Growth") as the receiver of Brookdale. In such capacity, General Growth collected the rent proceeds from Brookdale's tenants and applied the proceeds to payment of, among other things, Brookdale's operating expenses, maintenance costs, real estate taxes, tenant improvements and leasing commissions, with any remaining funds to be paid to Equitable on account of its mortgage on Brookdale. For the years ended December 31, 1996 and 1995 , $4,865,059 and $700,000, respectively was forwarded to Equitable and was applied against accrued interest, per the terms of the receivership.

On April 12, 1996, the Partnership and Equitable executed a letter of intent that outlined the principal terms, as described below, of a proposed loan work-out relating to the disposition of Brookdale including a plan of liquidation (the "Plan") for the Partnership under Chapter 11 of the U.S. Bankruptcy Code that was supported by Equitable. On June 21, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Partnership undertook the bankruptcy filing after extended negotiations with Equitable.


Under the Plan, which was filed on October 16, 1996 with the bankruptcy court, the Mortgage remained in default and the Partnership marketed Brookdale to potential third-party buyers. In the event no acceptable third-party offer was received by November 15, 1996, or a third party failed to close the acquisition by December 1, 1996, both the Partnership and Equitable had the right to transfer ownership of Brookdale to Equitable and Equitable's participant in the mortgage, EML Associates ("EML"), for $500,000. Equitable and EML were also granted certain limited rights of first refusal to acquire Brookdale. Pursuant to the Plan, all available cash flow from Brookdale (after payment of property expenses and administrative costs associated with the bankruptcy) was paid to Equitable.

All parties holding claims on or interests in the Partnership were sent on October 18, 1996 a copy of the Plan and Disclosure Statement, together with a ballot which was due on November 15, 1996. The contemplated arrangements were approved by the bankruptcy court at a confirmation hearing on the Plan on November 25, 1996. No acceptable offer was received by the deadline and, as a result, on December 16, 1996, Equitable obtained title to Brookdale pursuant to the Plan. The Partnership was relieved of its mortgage obligation on Brookdale and received $500,000 from Equitable, pursuant to the Plan. The Partnership recorded a gain on foreclosure of Brookdale in the amount of $15,726,730. Pursuant to the Partnership agreement (see note 4), the gain on foreclosure was allocated $205,432 to the General Partner and $15,521,298 to the Limited Partners.

The net sales proceeds from a bona fide third-party offer (as defined in the Plan), after costs of the sale and amounts owed to Equitable under any debtor-in-possession financing, and assuming a sales price in excess of $30 million, would have been split as follows: first, up to $750,000 to the Partnership and $30 million to Equitable on a pari passu basis, then 50/50 on any additional net sales proceeds up to the next $6 million, with the balance, if any, to the Partnership. The only offer submitted to Equitable was for $17 million.

2. Summary of Significant Accounting Policies

Basis of Accounting The financial statements of the Partnership have been prepared on the accrual basis of accounting.

Property Held for Disposition Property held for disposition, which consisted of buildings, land and personal property, was recorded at its fair market value, as determined by independent appraisals, less costs to sell at December 31, 1995 and 1994. Prior to December 31, 1994, the Property was held for use. Effective January 1, 1996, Brookdale was no longer depreciated. Prior to January 1, 1996, after adjustment for write downs, depreciation of the buildings was computed using the straight- line method over an estimated useful life of 33 years. Depreciation of personal property was computed using the straight- line method over an estimated useful life of 12 years. Amortization of tenant leasehold improvements was computed using the straight-line method over the lease term.

Accounting for Impairment In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("FAS 121"), which requires long-lived assets that are expected to be disposed of to be recorded at fair value less costs to sell. Additionally, long-lived assets to be disposed of should not be depreciated. The Partnership adopted FAS 121 in the fourth quarter of 1995 and, as a result, ceased depreciation of the property held for disposition effective January 1, 1996.

Fair Value of Financial Instruments Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

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

Offering Costs Offering costs are nonamortizable and have been deducted from partners' capital (deficit).

Transfer of Units and Distributions Upon the transfer of a limited partnership unit, net income and net loss from operations attributable to such unit generally will be allocated between the transferor and the transferee based on the number of days during the year of transfer that each is deemed to have owned the unit. The Unitholder of record on the last day of a calendar month will be deemed to have owned the unit for the entire month. Distributions of operating cash flow, as defined in the Partnership Agreement, will be paid on a quarterly basis to registered holders of units on record dates established by the Partnership, which generally will be the last day of each quarter.

Income Taxes No provision is made for income taxes since such liability is the liability of the individual partners.

Net Income (Loss) Per Limited Partnership Unit Net income (loss) per limited partnership unit is based upon the limited partnership units outstanding at year-end and the amount of net loss allocated to the limited partners.

Rental Income and Deferred Rent The Partnership had rented its property to tenants under operating leases with various terms. Deferred rent receivable consisted of rental income which was recognized on the straight-line basis over the lease terms.

Cash and Cash Equivalents Cash equivalents consists of short- term highly liquid investments which have maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of the instruments.

Restricted Cash Restricted cash represented accumulated net cash flow generated by Brookdale subsequent to the date of receivership.

Concentration of Credit Risk Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification Certain prior year amounts have been reclassed to conform to the current year's presentation.

3. Real Estate
The Partnership's real estate, which was purchased on December 30, 1986 from Equitable, originally consisted of two regional shopping malls known as Brookdale Center, located in Brooklyn Center, Hennepin County, Minnesota; and Northland Center, located in Southfield, Oakland County, Michigan
("Northland"), collectively, the "Properties."


Northland Center
On July 22, 1994, the Partnership executed an agreement with Equitable for the sale of Northland for the price of $6,600,000 in excess of the balance of the existing first mortgage loan. The Partnership received net proceeds of $5,625,304 and recognized a gain of $4,610,550 from the sale in 1994. Pursuant to the Partnership agreement (see note 4), the gain was allocated $984,449 to the General Partner and $3,626,101 to the Unitholders.

Brookdale Center
Brookdale is a regional shopping mall anchored by five major department stores located on a site of approximately 81 acres. Brookdale contains approximately 985,000 gross leasable square feet, of which approximately 780,000 square feet is owned or leased by the anchor tenants and not by the Partnership.

During 1995 and 1994, the Partnership wrote down the net book value of Brookdale by $9,498,921 and $9,068,553, respectively, to its estimated fair market value less costs to sell. The determination of the estimated fair market value of Brookdale was based upon the most recent appraisal of the property, which was conducted annually.

4. Partnership Agreement
Pursuant to the terms of the Partnership Agreement, profits, losses and distributions of net cash flow from operations shall generally be allocated 99% to the Unitholders and 1% to the General Partner. Net income from capital transactions shall be allocated in the following order: (i) first, to all partners having negative balances in their capital accounts, in proportion to the negative balances, the portion of such net income that is necessary to increase their negative balance to zero; (ii) second, to each partner in the same proportions as net proceeds from capital transactions are distributed; and
(iii) third, the balance, if any, 11.76% to the General Partner and 88.24% to the Unitholders.

Distributions of net proceeds from capital transactions shall be distributed 99% to the Unitholders and 1% to the General Partner, until the Unitholders have received, from aggregate distributions of operating cash flow and net proceeds from capital transactions, an amount equal to a cumulative annual return of 11% compounded quarterly on their adjusted capital contributions. As of December 31, 1996, the Unitholders have not yet received their cumulative annual return.

5. Zero Coupon Mortgage Note Payable
Financing for the purchase of the Properties from Equitable was provided by two nonrecourse mortgage notes in the initial principal amounts of $15,175,000 (the "Brookdale Note") and $25,675,000 (the "Northland Note"). Upon the sale of the Northland on July 22, 1994, Equitable released and discharged the Partnership from the Northland Note and all interest accrued on the principal as specified in the mortgage note agreement. The Brookdale Note had an interest rate of 10.2% per annum, compounded semiannually and matured June 30, 1995. As described in Note 1, the Partnership was unable to pay off the Brookdale Note at June 30, 1995. On July 5, 1995, the Partnership received notice from Equitable that the Partnership failed to pay all principal and accrued interest due under the terms of the Brookdale Note. Beginning on July 1, 1995, the Partnership started to accrue interest on the Mortgage at the default rate of 19%, in accordance with the Brookdale Note. As of December 16, 1996, the Partnership incurred $10,364,199 in default interest. On December 16, 1996, pursuant to the Plan, Equitable obtained title to Brookdale and relieved the Partnership of its obligations under the Brookdale Note in the amount of $40,167,712.

6. Transactions with Related Parties
The General Partner or its affiliates earned fees and compensation in connection with the syndication, acquisition and administrative services rendered to the Partnership of $11,342,000 and incurred unreimbursed costs on behalf of the Partnership of $570,352. The aggregate amount of the aforementioned fees and compensation earned and unreimbursed costs was composed of $7,490,000 included in offering costs and $4,422,352 included in deferred charges. During 1993, the Partnership engaged Lehman Brothers, an affiliate of the General Partner, in conjunction with exploring the possible sales of Brookdale and Northland. Pursuant to such agreement, Lehman Brothers was entitled to a fee equal to .875% of the gross proceeds of a transaction, as defined in the Letter Agreement. Pursuant to this agreement, Lehman Brothers received $508,774, in 1994, from the Partnership for advisory services related to the sale of Northland. The Letter Agreement was terminated in 1995. As of December 31, 1996 and 1995, $141,284 and $139,062, respectively, is the net amount due from affiliates. For the years ended December 31, 1996, 1995 and 1994, $5,931, $70,237 and $576,932 respectively, was earned by or expenses reimbursed to affiliates.

Cash and Cash Equivalents  Cash and cash equivalents were on deposit with an
affiliate of the General Partner during a portion of 1996 and all of 1995.   As
of December 31, 1996, no cash and cash equivalents were on deposit with an affiliate of the General Partner or the Partnership.

7. Management Agreement
The Partnership entered into a management agreement (the "Management Agreement") with General Growth for the day-to-day operations of the Properties. General Growth received a monthly fee of 4.45% (increased from 4% commencing February 1, 1989) of the net rents as defined in the Management Agreement. The Management Agreement expired January 31, 1989 and was extended for two years. The Properties were managed pursuant to the terms of the Management Agreement through August 2, 1995. Pursuant to the default of the Brookdale Note and the appointment of General Growth as the receiver of Brookdale, General Growth was entitled to receiver's fees equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. During 1996, General Growth was reinstated as property manager under the terms of the Management Agreement until December 16, 1996. For the years ended December 31, 1996, 1995 and 1994, General Growth earned property management/receiver fees of $206,161, $215,365 and $230,565, respectively.

8. Distributions to Limited Partners
Distributions to limited partners for 1995 and 1994 were $2,247,000 ($.21 per limited partnership unit) and $12,251,500 ($1.15 per limited partnership unit), respectively. Cash distributions to limited partners were suspended, beginning in the fourth quarter of 1995.

9. Reconciliation of Financial Statement Net Income (Loss) and
Partners' Capital (Deficit) to Federal Income Tax Basis Net
Income (Loss) and Partners' Capital

                                         1996           1995           1994
Financial statement
net income (loss)                 $11,620,656   $(10,763,695)  $ (7,567,268)
Tax basis depreciation
    over financial
    statement depreciation         (2,383,610)    (1,539,664)      (169,715)
Tax basis rental income
    over (under) financial
    statement rental income             8,005        (54,816)    (2,187,492)
Tax basis loss on sale of
    property over
    financial statement gain
    on sale of property            (5,102,993)             _    (12,630,880)
Financial statement loss on
    write-down of
    real estate over tax basis
    loss on
    write-down of real estate               _      9,498,921      9,068,553
Other                                 (14,811)        74,568       (194,409)
Federal income tax basis
net income (loss)                 $ 4,127,247   $ (2,784,686)  $(13,681,211)

Financial statement
partners' capital (deficit)       $ 5,310,050   $ (6,310,606)  $  6,722,787
Current year financial
    statement net income
    (loss) over (under) federal
    income tax
    basis net income (loss)        (7,493,409)     7,979,009     (6,113,943)

Cumulative financial statement
    net income (loss) over
    (under) federal income tax
    basis net income (loss)         7,493,409       (485,600)     5,628,343
Federal income tax basis partners'
capital                           $ 5,310,050   $  1,182,803   $  6,237,187

Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

10. Litigation
On January 17, 1995, the Partnership announced that an action had been filed against the General Partner, the Partnership and other defendants in the United States District Court for the Southern District of New York on behalf of all persons who owned Limited Partnership Units of the Partnership on June 7, 1994. The complaint alleges, among other things, that the solicitation statement used by the Partnership to solicit the consent of the Limited Partners to the July 1994 sale of Northland (the "Solicitation Statement") contained material misrepresentations and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The complaint also alleges claims for breach of fiduciary duty, negligent misrepresentation and breach of the limited partnership agreement related to the Northland sale and the partial liquidation of the assets. Plaintiffs seek, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. On May 12, 1995, the Partnership announced that two similar actions had been filed in the District Court for the Southern District of New York. On November 16, 1995, the complaints in one of these three actions was amended to add a derivative claim for breach of fiduciary duty on behalf of the Partnership. The amended complaint also alleges that the General Partner, assisted by the other defendants, breached its fiduciary duties by failing to take steps to maximize the value of Brookdale.

On May 12, 1995, the Partnership also announced that an action had been filed against the General Partner and other defendants in the Federal District Court for the Central District of California on behalf of all persons who owned Limited Partnership Units during the period June 7, 1994 to April 21, 1995. The complaint alleges that the Solicitation Statement contained material misrepresentations and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Plaintiffs seek, among other things, compensatory damages, and to have their action certified as a class action under the Federal Rules of Civil Procedure. This action has been transferred to the District Court for the Southern District of New York to be coordinated with the New York actions for pre-trial proceedings.

The Partnership also announced on May 12, 1995, that a lawsuit had been filed against the General Partner and other defendants in the Superior Court for Los Angeles County and removed to the District Court for the Central District Court of California. This action is brought on behalf of all persons who purchased Limited Partnership Units of the Partnership during the period from December 26, 1986 to the present. The complaint alleges, among other things, that the General Partner, assisted by the other defendants, breached its fiduciary duty to the plaintiffs in connection with the offer and sale of Limited Partnership Units, the operation of the Partnership and the Northland sale. Plaintiffs seek, among other things, compensatory damages, punitive damages, and to have their action certified as a class action under the Federal Rules of Civil Procedure. This action also has been transferred to the District Court for the Southern District of New York to be coordinated with the pre-trial proceedings. The plaintiff subsequently amended the complaint to name the Partnership as a defendant.

The General Partner believes that the allegations in these complaints are without merit and will defend these lawsuits vigorously and believes that any settlements reached are not currently expected to have a material impact on the financial position of the Partnership.


Schedule II Valuation and Qualifying Accounts

                           Balance at   Charged to               Balance at
                            Beginning   Costs and                End of
                            of Period   Expenses    Deductions   Period
Allowance for doubtful
accounts:

Year ended
December 31, 1994:         $1,251,805   $(184,872)  $971,704     $ 95,229

Year ended
December 31, 1995:         $   95,229   $  87,621   $  8,250     $174,600

Year ended
December 31, 1996:         $  174,600   $ 282,375   $456,975     $      _

Schedule III - Real Estate and Accumulated Depreciation
December 31, 1996

                                          Brookdale
                                      Shopping Center             Total

Location                              Hennepin County, MN

Construction date                              1962                  na
Acquisition date                           12-30-86                  na
Life on which depreciation
in latest income statements
is computed                                     (2)                  na
Encumbrances                                     _                    _
Initial cost to Partnership:
     Land                             $  5,413,594         $  5,413,594
     Buildings and
     improvements                       42,816,568           42,816,568
Costs capitalized
subsequent to acquisition:
     Land, buildings
     and improvements                    5,611,188            5,611,188
     Write-down (3)                   $(29,341,350)        $(29,341,350)
Gross amount at which
carried at close of period:
     Land                                         _                   _
     Buildings and
     improvements                                 _                   _
                                                  _                   _

Accumulated depreciation                          _                   _

(1) Represents aggregate cost for both financial reporting and Federal income tax purposes.
(2) Buildings and improvements - 33 years; personal property - 12 years.
(3) In 1995, the Partnership recorded a write-down to reduce the carrying value of Brookdale Center to its estimated fair value.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended
December 31, 1996, 1995, and 1994 follows:

                                       1996           1995         1994
Real estate investments:
Beginning of year                  $24,500,000 $35,072,000 $108,498,993
Additions                                    _      90,564    1,536,726
Write-down                                   _ (10,662,564) (18,678,786)
Dispositions                       (24,500,000)          _  (56,284,933)
End of year                        $         _ $24,500,000 $ 35,072,000

Accumulated depreciation:
Beginning of year                  $         _ $         _ $  8,234,897
Depreciation expense                         _   1,163,643    2,510,802
Write-down                                   _  (1,163,643)  (9,610,233)
Dispositions                                 _           _   (1,135,466)
End of year                        $         _ $         _ $          _