Form 10-Q
period 1997-03-31
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1997-05-15
CIK 806029

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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
                       Yes    X    No ____


Balance Sheets                         At March 31,        At December 31,
                                              1997                   1996
Assets
 Cash and cash equivalents            $  5,404,201           $  5,812,917
 Due from affiliates, net                  141,345                141,284
  Total Assets                        $  5,545,546           $  5,954,201
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and
  accrued expenses                    $    430,223           $    644,151
    Total Liabilities                      430,223                644,151
Partners' Capital:
 General Partner                            51,154                 53,101
 Limited Partners (10,700,000
   securities outstanding)               5,064,169              5,256,949
  Total Partners' Capital                5,115,323              5,310,050
  Total Liabilities and
    Partners' Capital                 $  5,545,546           $  5,954,201


Statement of Partners' Capital
For the three months ended March 31, 1997
                                      General       Limited
                                      Partner      Partners        Total
Balance at December 31, 1996       $   53,101   $ 5,256,949  $ 5,310,050
Net loss                               (1,947)     (192,780)    (194,727)
Balance at March 31, 1997          $   51,154   $ 5,064,169  $ 5,115,323


Statements of Operations
For the three months ended March 31,             1997              1996
Income
Rental income                             $        --       $ 1,126,903
Escalation income                                  --         1,223,013
Interest income                                36,823           100,318
Miscellaneous income                               --            73,474
   Total Income                                36,823         2,523,708
Expenses
Property operating expenses                        --           674,596
Real estate taxes                                  --           617,700
Interest expense                                   --         1,806,358
Management fee                                     --            53,785
General and administrative                     74,384            58,318
Professional fees                             157,166           163,717
   Total Expenses                             231,550         3,374,474
Net Loss                                  $  (194,727)      $  (850,766)
Net Loss Allocated:
To the General Partner                    $    (1,947)      $    (8,508)
To the Limited Partners                      (192,780)         (842,258)
                                          $  (194,727)      $  (850,766)
Per limited partnership unit
(10,700,000 outstanding)                  $      (.02)      $      (.08)


Statements of Cash Flows
For the three months ended March 31,                1997              1996
Cash Flows From Operating Activities:
Net loss                                    $   (194,727)     $   (850,766)
Adjustments to reconcile net loss
  to net cash used for operating
  activities:
  Increase in interest on
    zero coupon mortgage note payable                 --           981,358
    Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
      Restricted cash                                 --          (807,283)
      Accounts receivable                             --            71,722
      Deferred rent receivable                        --           (10,162)
      Due from affiliates, net                       (61)           (2,208)
      Prepaid assets                                  --            55,564
      Accounts payable and accrued expenses     (213,928)          447,838
Net cash used for operating activities          (408,716)         (113,937)
Net decrease in cash and cash equivalents       (408,716)         (113,937)
Cash and cash equivalents,
  beginning of period                          5,812,917         5,971,023
Cash and cash equivalents,
  end of period                             $  5,404,201      $  5,857,086
Supplemental Disclosure of Cash
  Flow Information:
Cash paid during the period for interest    $         --      $    825,000


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partner's capital for the three months ended March 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part 1, Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

The General Partner was unable to consummate a sale of its property, Brookdale Center ("Brookdale") and repay the mortgage (the "Brookdale Note") held by The Equitable Life Assurance Society of the United States ("Equitable") prior to June 30, 1995, the maturity date of the Brookdale Note. As a result, on July 5, 1995, Equitable issued a notice of default to the Partnership and commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. Such date was subsequently postponed on several occasions.

On April 12, 1996, the Partnership and Equitable executed a letter of intent that outlined the principal terms, as described below, of a plan of reorganization (the "Plan") for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable. On June 21, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to prevent the foreclosure sale of Brookdale, which was scheduled for June 21, 1996. The Partnership undertook the bankruptcy filing after extended negotiations with Equitable. As a result of the bankruptcy filing, among other reasons, trading of the Partnership's Units on the New York Stock Exchange was suspended as of June 24, 1996.

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

Despite intensive marketing efforts, the Partnership was unable to secure an acceptable third-party buyer for Brookdale by November 15, 1996. Consequently, on December 16, 1996, the Partnership transferred ownership of Brookdale, in accordance with the terms of the Plan, to Equitable and EML for the aforementioned purchase price of $500,000. In accordance with the disposition of Brookdale, the Partnership was relieved of its mortgage obligation on Brookdale. Once all of the conditions of the Plan are met, which is expected to occur later in 1997, the General Partner intends to move towards the dissolution of the Partnership. However, while the Partnership remains involved in litigation currently pending against it, the Partnership cannot be dissolved, and its remaining assets, if any, will not be distributed to Unitholders until such litigation is resolved.

At March 31, 1997, the Partnership had cash and cash equivalents totaling $5,404,201 compared to $5,812,917 at December 31, 1996. The decrease is due to expenditures for Partnership operations and professional fees.

Accounts payable and accrued expenses decreased from $644,151 at December 31, 1996 to $430,223 at March 31, 1997 reflecting the payment of legal fees associated with the Partnership's bankruptcy proceeding and the disposition of Brookdale.

Results of Operations

Net cash used for operating activities totaled $408,716 for the three months ended March 31, 1997 compared to $113,937 for the same period in 1996. The reduced cash flow is primarily due to the payment of general and administrative expenses and to the absence of any other source of cash other than interest income.

As a result of the disposition of Brookdale as discussed above, the following categories decreased from their respective balances for the period ended March 31, 1996 to $0 at March 31, 1997: rental income; escalation income; miscellaneous income; property operating expenses; real estate taxes; interest expense; and management fees.

Interest income decreased from $100,318 for the period ended March 31, 1996 to $36,823 for the same period in 1997 reflecting lower average cash balances and a reduction in interest rates in 1997 compared to 1996.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             MIDWEST REAL ESTATE SHOPPING CENTER, L.P.

                        BY:  MIDWEST CENTERS INC.
                             General Partner



Date: May 14, 1997      BY:  /s/ Paul L. Abbott
                             Director, President and
                             Chairman of the Board



Date: May 14, 1997      BY:  /s/ Robert J. Hellman
                             Director, Vice President and
                             Chief Financial Officer