Form 10-Q
period 1997-06-30
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1997-08-14
CIK 806029

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                         Commission File Number: 1-9331


                    MIDWEST REAL ESTATE SHOPPING CENTER L.P.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


           Delaware                                    13-3384643
      ------------------                          --------------------
State or Other Jurisdiction                 I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                     10285
--------------------------------------                   --------
Address of Principal Executive Offices                   Zip Code

                                 (212) 526-3237
                            ------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes    X    No ____




Balance Sheets                                 At June 30,      At December 31,
                                                      1997                 1996
Assets
Cash                                            $5,274,745           $5,812,917
Due from affiliates, net                           141,345              141,284
  Total Assets                                  $5,416,090           $5,954,201
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses         $  384,052           $  644,151
  Total Liabilities                                384,052              644,151
Partners' Capital:
  General Partner                                   50,321               53,101
  Limited Partners (10,700,000 securities
    outstanding)                                 4,981,717            5,256,949
  Total Partners' Capital                        5,032,038            5,310,050
  Total Liabilities and Partners' Capital       $5,416,090           $5,954,201



Statement of Partners' Capital
For the six months ended June 30, 1997
                                    General     Limited
                                    Partner     Partners        Total
Balance at December 31, 1996         $53,101  $5,256,949   $5,310,050
Net loss                              (2,780)   (275,232)    (278,012)
Balance at June 30, 1997             $50,321  $4,981,717   $5,032,038




Statements of Operations
                                Three months                  Six months
                                ended June 30,              ended June 30,
                               1997        1996            1997           1996
Income
Rental income                $    --     $1,104,353    $     --     $2,231,256
Escalation income                 --      1,329,159          --      2,552,172
Interest income               37,103         94,026      73,926        194,344
Miscellaneous income              --         29,315          --        102,789
  Total Income                37,103      2,556,853      73,926      5,080,561
Expenses
Property operating expenses    6,460        898,694       6,460      1,573,290
Interest expense                  --      1,806,358          --      3,612,716
Real estate taxes                 --        627,245          --      1,244,945
General and administrative    34,585         46,405     108,969        104,723
Management fee                    --         47,771          --        101,556
Professional fees             79,343         95,124     236,509        258,841
  Total Expenses             120,388      3,521,597     351,938      6,896,071
  Net Loss                  $(83,285)    $ (964,744)  $(278,012)   $(1,815,510)
Net Loss Allocated:
To the General Partner         $(833)       $(9,647)    $(2,780)      $(18,155)
To the Limited Partners      (82,452)      (955,097)   (275,232)    (1,797,355)
                            $(83,285)     $(964,744)  $(278,012)   $(1,815,510)
Per limited partnership unit
(10,700,000 securities
  outstanding)                $ (.01)        $ (.09)     $ (.03)        $ (.17)



Statements of Cash Flows
For the six  months ended June 30,                            1997         1996
Cash Flows From Operating Activities:
Net loss                                                 $(278,012) $(1,815,510)
Adjustments to reconcile net loss to net cash
used for operating activities:
 Increase in interest on zero coupon mortgage note payable      --    1,637,716
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
   Restricted cash                                              --      (19,084)
   Accounts receivable, net                                     --      135,051
   Deferred rent receivable                                     --       30,869
   Due from affiliates, net                                    (61)      (1,899)
   Prepaid assets                                               --     (114,226)
   Accounts payable and accrued expenses                  (260,099)    (142,845)
Net cash used for operating activities                    (538,172)    (289,928)
Net decrease in cash and cash equivalents                 (538,172)    (289,928)
Cash and cash equivalents, beginning of period           5,812,917    5,971,023
Cash and cash equivalents, end of period                $5,274,745   $5,681,095
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                $       --   $1,975,000


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and the statement of partner's capital for the six months ended June 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exists which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


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

The Partnership is also pursuing a tax assessment appeal on Brookdale for the time period that the Partnership owned it. The amount of any recovery and how much would need to be refunded to tenants and how much, if any, would be available to distribute to partners and how much would be claimed by Equitable as the lender, are all subject to future determinations.

The Unitholder Actions
Pursuant to the terms of the Plan, Unitholders who had commenced certain actions including class actions against the Partnership (the actions are referred to as the "Unitholder Actions") prior to June 21, 1996, when the Partnership filed for bankruptcy protection, were permitted to continue the Unitholder Actions after confirmation of the Plan. In the Unitholder Actions, all now pending in the federal district court for the Southern District of New York, the Unitholders asserted a number of claims in the various actions including causes of action for breach of fiduciary duties owed to Unitholders, negligent misrepresentation, breach of the Partnership Agreement and violations of certain securities laws and regulations in connection with the solicitation of (i) consent to the sale of Northland Center in Southfield, Michigan and (ii) certain amendments to the Partnership Agreement concerning the sale of Brookdale. In addition, the Unitholders asserted causes of action for breach of fiduciary duty in connection with the operation of the Partnership and sale of Limited Partnership Units. The defendants including the Partnership answered the several complaints filed by the Unitholders and engaged in discovery and pre-trial motion practice with the plaintiffs.

In January, 1997, the Partnership, the General Partner and the other defendants in the Unitholder Actions engaged with the plaintiffs in mediation proceedings supervised by a former U.S. magistrate judge. Any proposed settlement remains subject to the completion and execution of a settlement agreement and the approval of the parties, including the Partnership, and by the federal district court administering the Unitholder Actions after notice to the class. The Partnership's participation in the settlement is subject to approval of the Bankruptcy Court. The Plan further provides that the Partnership would dissolve under applicable law after the final resolution of the Unitholder Actions against, or on behalf of, the Partnership.

At June 31, 1997, the Partnership had cash and cash equivalents totaling $5,274,745 compared to $5,812,917 at December 31, 1996.
The decrease is due to expenditures for Partnership operations and professional fees.

Accounts payable and accrued expenses decreased from $644,151 at December 31, 1996 to $384,052 at June 30, 1997 reflecting the payment of legal fees associated with the Partnership's bankruptcy proceeding and the disposition of Brookdale.

Results of Operations

Net cash used for operating activities totaled $538,172 for the six months ended June 30, 1997 compared to $289,928 for the same period in 1996. The reduced cash flow is primarily due to the payment of general and administrative expenses and to professional fees associated with the disposition of Brookdale.

As a result of the disposition of Brookdale as discussed above, the following categories decreased from their respective balances for the three and six months ended June 30, 1996 to $0 for the three and six months ended June 30, 1997: rental income; escalation income; miscellaneous income; real estate taxes; interest expense; and management fees.

Interest income decreased from $94,026 and $194,344 for the three and six months ended June 30, 1996 to $37,103 and $73,926 for the corresponding periods in 1997 reflecting lower average cash balances and a reduction in interest rates in 1997 compared to 1996.

Property operating expenses decreased from $898,694 and $1,573,290 for the three and six months ended June 30, 1996 to $6,460 for both the three and six months ended June 30, 1997. The decrease reflects the disposition of Brookdale explained above. The balances at June 30, 1997 reflect a $5,000 payment for the 1996 annual Minnesota Department of Revenue and other municipal taxes and an estimated 1997 payment of $1,460.

Items 2-4 Not applicable.

Item 5    Other Information.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

          (27) Financial Data Schedule


          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         MIDWEST REAL ESTATE SHOPPING CENTER, L.P.

                     BY: MIDWEST CENTERS INC.
                         General Partner



Date: August 14, 1997    BY:/s/ Paul L. Abbott
                         Director, President and
                         Chairman of the Board



Date: August 14, 1997    BY:/s/ Robert J. Hellman
                         Director, Vice President and
                         Chief Financial Officer