Form 10-Q
period 1997-09-30
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1997-11-14
CIK 806029

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X       Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended September 30, 1997

                                or

            Transition Report Pursuant to Section 13
            or 15(d) of the Securities Exchange Act of 1934

          For the Transition period from ______ to ______


                 Commission File Number: 1-9331


            MIDWEST REAL ESTATE SHOPPING CENTER L.P.
      Exact Name of Registrant as Specified in its Charter


           Delaware
State or Other Jurisdiction of                  13-3384643
Incorporation or Organization         I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson             10285
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



Balance Sheets                             At September 30,     At December 31,
                                                      1997                1996
Assets:
Cash                                           $ 5,196,360         $ 5,812,917
Due from affiliates, net                           141,345             141,284
  Total Assets                                 $ 5,337,705         $ 5,954,201

Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses          $   327,848         $   644,151
  Total Liabilities                                327,848             644,151
Partners' Capital:
  General Partner                                   50,099              53,101
  Limited Partners
  (10,700,000 securities outstanding)            4,959,758           5,256,949
  Total Partners' Capital                        5,009,857           5,310,050
  Total Liabilities and Partners' Capital      $ 5,337,705         $ 5,954,201



Statement of Partners' Capital
For the nine months ended September 30, 1997
                                            Limited       General
                                           Partners       Partner        Total
Balance at December 31, 1996            $ 5,256,949     $  53,101  $ 5,310,050
Net loss                                   (297,191)       (3,002)    (300,193)
Balance at September 30, 1997           $ 4,959,758     $  50,099  $ 5,009,857



Statements of Operations
                             Three months ended          Nine months ended
                                September 30,               September 30,
                                1997          1996         1997           1996
Income
Rental income              $       _   $ 1,027,618   $        _   $  3,258,874
Escalation income                  _     1,048,908            _      3,601,080
Interest income               36,000        58,840      109,926        253,184
Miscellaneous income               _        10,396            _        113,185
  Total Income                36,000     2,145,762      109,926      7,226,323

Expenses
Property operating expenses    2,500       540,438        8,960      2,113,728
Interest expense                   _     1,884,148            _      5,496,864
Real estate taxes                  _       620,213            _      1,865,158
General and administrative    17,632        43,091      126,601        147,814
Management fee                     _        45,711            _        147,267
Professional fees             38,049       221,125      274,558        479,966
  Total Expenses              58,181     3,354,726      410,119     10,250,797
  Net Loss                 $ (22,181)  $(1,208,964)  $ (300,193)   $(3,024,474)
Net Loss Allocated:
To the General Partner     $    (222)  $   (12,090)  $   (3,002)   $   (30,245)
To the Limited Partners      (21,959)   (1,196,874)    (297,191)    (2,994,229)
                           $ (22,181)  $(1,208,964)  $ (300,193)   $(3,024,474)
Per limited partnership unit
(10,700,000 securities
outstanding)                   $(.00)        $(.11)       $(.03)         $(.28)



Statements of Cash Flows
For the nine months ended September 30,                   1997            1996
Cash Flows From Operating Activities:
Net loss                                           $  (300,193)   $ (3,024,474)
Adjustments to reconcile net loss to net cash
used for operating activities:
 Increase in interest on zero coupon mortgage
  note payable                                                _      1,065,367
 Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
   Restricted cash                                            _        375,238
   Accounts receivable, net                                   _        350,477
   Deferred rent receivable                                   _         71,900
   Due from affiliates, net                                 (61)        (2,568)
   Prepaid assets                                             _        (62,212)
   Accounts payable and accrued expenses               (316,303)       924,706
Net cash used for operating activities                 (616,557)      (301,566)
Net decrease in cash and cash equivalents              (616,557)      (301,566)
Cash and cash equivalents, beginning of period        5,812,917      5,971,023
Cash and cash equivalents, end of period            $ 5,196,360    $ 5,669,457
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $         _    $ 4,431,497



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partner's capital for the nine months ended September 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

In early October, the Partnership entered into a stipulation and agreement of settlement (the "Settlement") of the class action litigation originally brought against it and other parties in 1994. Pursuant to the Settlement, which resolves all matters among the parties, the Partnership will contribute $500,000 toward a fund for the payment of all plaintiffs' claims. The General Partner decided to settle the actions solely to avoid further expense, inconvenience and the burden of continued litigation, and continues to deny the allegations asserted against it in the complaint. Execution of the Settlement is subject to approval of the Bankruptcy Court.



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

Despite intensive marketing efforts, the Partnership was unable to secure an acceptable third-party buyer for Brookdale by November 15, 1996. Consequently, on December 16, 1996, the Partnership transferred ownership of Brookdale, in accordance with the terms of the Plan, to Equitable and EML for the aforementioned purchase price of $500,000. In accordance with the disposition of Brookdale, the Partnership was relieved of its mortgage obligation on Brookdale. Once all of the conditions of the Plan are met, which is expected to occur in late 1997 or early 1998, the General Partner intends to move towards the dissolution of the Partnership.

The Partnership is also pursuing a property tax assessment appeal on Brookdale for a portion of the period that the Partnership owned it. The amount of any recovery and the amount which would need to be refunded to tenants is subject to future determinations.

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

In January 1997, the Partnership, the General Partner and the other defendants in the Unitholder Actions engaged with the plaintiffs in mediation proceedings supervised by a former U.S. magistrate judge. In early October 1997, the Partnership entered into a stipulation and agreement of settlement (the "Settlement") of the Unitholder Actions. Pursuant to the Settlement, which resolves all matters among the parties, the Partnership will contribute $500,000 toward a fund for the payment of all plaintiffs' claims. The General Partner decided to settle the actions solely to avoid further expense, inconvenience and the burden of continued litigation, and continues to deny the allegations asserted against it in the complaint.

Execution of the Settlement is subject to approval of the Bankruptcy Court. Upon execution of the Settlement and resolution of the Brookdale tax appeal, which is hoped to occur in late 1997 or early 1998, the General Partner will proceed with the dissolution of the Partnership, pursuant to the Plan.

At September 30, 1997, the Partnership had cash and cash equivalents totaling $5,196,360 compared to $5,812,917 at December 31, 1996. The decrease is due to expenditures for Partnership operations and professional fees.

Accounts payable and accrued expenses decreased from $644,151 at December 31, 1996 to $327,848 at September 30, 1997 reflecting the payment of legal fees associated with the Partnership's bankruptcy proceeding and the disposition of Brookdale.

Results of Operations

Net cash used for operating activities totaled $616,557 for the nine months ended September 30, 1997 compared to $301,566 for the same period in 1996. The reduced cash flow is primarily due to the payment of general and administrative expenses and to professional fees associated with the disposition of Brookdale.

As a result of the disposition of Brookdale as discussed above, the following categories decreased from their respective balances for the three and nine months ended September 30, 1996 to $0 for the three and nine months ended September 30, 1997: rental income; escalation income; miscellaneous income; interest expense; real estate taxes; and management fees.

Interest income decreased from $58,840 and $253,184 for the three and nine months ended September 30, 1996 to $36,000 and $109,929 for the corresponding periods in 1997, reflecting lower average cash balances and a slight reduction in interest rates in 1997 compared to 1996.

Property operating expenses decreased from $540,438, and $2,113,728 for the three and nine months ended September 30, 1996 to $2,500 and $8,960 for the three and nine months ended September 30, 1997. The decreases reflects the disposition of Brookdale explained above. The 1997 amounts primarily reflect a $5,000 payment for the 1996 annual Minnesota Department of Revenue and other municipal taxes and an estimated 1997 payment of $1,460.



Part II   Other Information.

Item 1 In late October 1997, the Partnership entered into a stipulation and agreement of settlement of the following civil actions pending in the United States District Court for the Southern District of New York (the "District Court"):

            (i) Donato J. Carone et al. v. Midwest Centers, Inc. et al., 94 Civ. 9293;

            (ii) Barry Tannenbaum v. Midwest Centers, Inc. et al.,
                 95 Civ. 3123;

            (iii)Vernon Lindbloom v. Midwest Centers, Inc. et  al.,
                 95 Civ. 3051;

            (iv) Norman D. Rom v. Paul L. Abbott et  al., 95 Civ.
                 5202; and

            (v)  Norman D. Rom v. Paul L. Abbott et  al., 95 Civ.
                 8006.

          Pursuant to the settlement agreement, which resolves all matters among the parties, Midwest will contribute $500,000 toward a fund for the payment of all plaintiff's claims. Midwest has decided to settle the actions solely to avoid further expense, inconvenience and the burden of continued litigation, and continues to deny all the allegations asserted against it in the Complaint.

          The settlement agreement has been submitted for approval to the District Court and the United States Bankruptcy Court for the Southern District of New York, which has continuing jurisdiction over the resolution of the lawsuits pursuant to the Midwest Plan of Reorganization, confirmed by order of the Bankruptcy Court on November 25, 1996.

Items 2-4 Not applicable.

Item 5    Other Information.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

            (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September
            30, 1997.

            On October 16, 1997, a Current Report on Form
            8-K was filed reporting that the Partnership entered into a stipulation and agreement of settlement of the Unitholder Actions previously brought against it and other parties (see Part II, Item 1 above).



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MIDWEST REAL ESTATE SHOPPING CENTER, L.P.

                         BY: MIDWEST CENTERS INC.
                         General Partner



Date: November 14, 1997  BY:/s/ Robert J. Hellman
                         Robert J. Hellman
                         Director, Chairman and President


Date: November 14, 1997  BY:/s/ Joan Berkowitz
                         Joan Berkowitz
                         Vice President and Chief Financial Officer