Form 10-K
period 1997-12-31
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1998-03-31
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the fiscal year ended December 31, 1997

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

Two mortgage notes from Equitable were issued on December 30, 1986 in the initial principal amounts of $15,175,000 (the "Brookdale Note") and $25,675,000 (the "Northland Note") (together, the "Notes"). The Partnership had deferred payment of principal and interest on the Northland Note until its scheduled maturity on June 30, 1995. In connection with the impending maturity of the Northland Note, the Partnership executed a contract with Equitable on March 28, 1994 for the sale of Northland at the price of $6,600,000 in excess of the balance of the Northland Note. On July 22, 1994, the sale was completed and the Northland Note paid off. The effective date of the sale of Northland was January 1, 1994 and any positive cash flow generated by Northland Center from January 1, 1994 to the closing belonged to Equitable.

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

(b)  Financial Information About Industry Segments

The Partnership's sole business was the ownership and operation of its remaining property, Brookdale. Pursuant to the Plan, Equitable obtained title to Brookdale in December 1996 and relieved the Partnership of its entire mortgage obligation on Brookdale. See Item 7.

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


Item 2.  Properties

On December 16, 1996, the Partnership transferred ownership of Brookdale, the Partnership's one remaining property, to Equitable and EML, in accordance with the terms of the Plan. As of December 31, 1997, the Partnership owned no real estate.


Item 3.  Legal Proceedings

On January 17, 1995, the Partnership announced that an action had been filed against the General Partner, the Partnership and other defendants in the United States District Court for the Southern District of New York on behalf of all persons who owned Limited Partnership Units of the Partnership on June 7, 1994. The complaint alleged, among other things, that the solicitation statement used by the Partnership to solicit the consent of the Unitholders to the July 1994 sale of Northland (the "Solicitation Statement") contained material misrepresentations and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The complaint also alleged claims for breach of fiduciary duty, negligent misrepresentation and breach of the limited partnership agreement related to the Northland sale and the partial liquidation of the assets. Plaintiffs sought, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. On May 12, 1995, the Partnership announced that two similar actions had been filed in the District Court for the Southern District of New York. On November 16, 1995, the complaints in one of these three actions was amended to add a derivative claim for breach of fiduciary duty on behalf of the Partnership. The amended complaint also alleged that the General Partner, assisted by the other defendants, breached its fiduciary duties by failing to take steps to maximize the value of Brookdale.

On May 12, 1995, the Partnership also announced that an action had been filed against the General Partner and other defendants in the Federal District Court for the Central District of California on behalf of all persons who owned Limited Partnership Units during the period June 7, 1994 to April 21, 1995. The complaint alleged that the Solicitation Statement contained material misrepresentations and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Plaintiffs sought, among other things, compensatory damages, and to have their action certified as a class action under the Federal Rules of Civil Procedure. This action was transferred to the District Court for the Southern District of New York to be coordinated with the New York actions for pre-trial proceedings.

The Partnership also announced on May 12, 1995, that a lawsuit had been filed against the General Partner and other defendants in the Superior Court for Los Angeles County and removed to the District Court for the Central District Court of California. This action was brought on behalf of all persons who purchased Limited Partnership Units of the Partnership during the period from December 26, 1986 to the present. The complaint alleged, among other things, that the General Partner, assisted by the other defendants, breached its fiduciary duty to the plaintiffs in connection with the offer and sale of Limited Partnership Units, the operation of the Partnership and the Northland sale. Plaintiffs sought, among other things, compensatory damages, punitive damages, and to have their action certified as a class action under the Federal Rules of Civil Procedure. This action also was transferred to the District Court for the Southern District of New York (the "District Court") to be coordinated with the pre-trial proceedings. The plaintiff subsequently amended the complaint to name the Partnership as a defendant.

In January 1997, the Partnership, the General Partner and the other defendants in these unitholder actions engaged with the plaintiffs in mediation proceedings supervised by a former U.S. magistrate judge. In early October 1997, the Partnership entered into a stipulation and agreement of settlement (the "Settlement") of the unitholder actions. Pursuant to the Settlement, which resolves all matters among the parties, the Partnership contributed $500,000 toward a fund for the payment of all plaintiffs' claims. On February 20, 1998, the District Court issued an order approving the Settlement which included a full and final release of the Unitholder claims against the Partnership, the General Partner and the other defendants. The General Partner decided to settle the actions solely to avoid further expense and the burden of continued litigation, and continues to deny the allegations asserted against it in the complaints.

The Partnership is currently pursuing a property tax assessment appeal with respect to Brookdale for the period 1991 through 1995. In order to avoid a costly and time consuming trial, the General Partner negotiated a settlement in March 1998 with Hennepin County, Minnesota, however, the amount of the recovery which will be distributed to current and former tenants and the Partnership is subject to future determinations. In accordance with the Partnership's bankruptcy plan, any settlement the Partnership finalizes with respect to this appeal must be approved by the Bankruptcy Court, which has retained jurisdiction over such matters. The General Partner is taking all necessary steps to secure such approval.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unit Holders at a meeting or otherwise during the fourth quarter in the year for which this report is filed.


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

The high and low sales prices of the Units as reported on the consolidated transaction reporting system during the first two quarters of 1996 were as follows.

                                High             Low
            1996*
            First Quarter       $.38          $  .11
            Second Quarter *     .34             .06

              *Trading of Partnership Units was suspended and delisted
               from the NYSE effective as of the close of business on June 24, 1996.

As of December 31, 1997, there were 5,582 Unit Holders.

Cash Distributions

Cash distributions to the Limited Partners were suspended during the fourth quarter of 1995. No distributions were paid during the years ended December 31, 1996 and 1997. See Item 7.

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


Item 6.  Selected Financial Data

(dollars in thousands except per Unit data)
As of and for the years ended December 31,

                          1997     1996      1995        1994          1993

Total Income           $  145  $  9,868   $11,772     $12,695       $30,312
Extraordinary Gain on
Forgiveness of
Mortgage Loan Obligation    -    15,727         -           -             -

Net Income (Loss)        (838)   11,621   (10,764) (1) (7,567) (2)  (18,377) (3)
Net Income (Loss) per
Limited Partnership Unit
(10,700,000 outstanding) (.08)     1.07     (1.00) (1)   (.79) (2)    (1.70) (3)
Real Estate                 -         -    24,500      35,072       100,264
Mortgage Notes Payable      -         -    38,029      33,652        82,011
Total Assets            4,585     5,954    32,365      42,302       113,448
Cash Distributions per
Limited Partnership Unit
(10,700,000 outstanding) $  -    $    -    $  .21      $1.145 (4)   $   .50

(1) Includes write-down in carrying value of Brookdale.
(2) Includes gain on sale of Northland and write-down of Brookdale.
(3) Includes write-downs in carrying value of the Northland property.
(4) Includes a special distribution resulting primarily from the sale of the Northland property in 1994 in the amount of $.865 per unit.

The above selected financial data should be read in conjunction with the financial statements and notes thereto contained in Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partner was unable to consummate a sale of its remaining property, Brookdale, and repay the mortgage (the "Brookdale Note") held by The Equitable Life Assurance Society of the United States ("Equitable") prior to June 30, 1995, the maturity date of the Brookdale Note. As a result, on July 5, 1995, Equitable issued a notice of default to the Partnership and commenced advertising Brookdale for a public nonjudicial foreclosure sale to be held on September 12, 1995. Such date was subsequently postponed on several occasions.

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

The Partnership is currently pursuing a property tax assessment appeal with respect to Brookdale for a period of the time that the Partnership owned it. In order to avoid a costly and time consuming trial, the General Partner negotiated a settlement in March 1998 with Hennepin County, Minnesota, however, the amount of the recovery which will be distributed to current and former tenants and the Partnership is subject to future determinations. In accordance with the Partnership's bankruptcy plan, any settlement the Partnership finalizes with respect to this property assessment must be approved by the Bankruptcy Court, which has retained jurisdiction over such matters. The General Partner is taking all necessary steps to secure such approval.

The General Partner intends to pay a cash distribution in April 1998, representing the Partnership's cash, less reserves for current and contingent liabilities. Upon Bankruptcy Court approval of the Brookdale Center tax appeal settlement, the General Partner intends to distribute the rebated real estate taxes to the Limited Partners and proceed with the dissolution of the Partnership.

At December 31, 1997, the Partnership had cash and cash equivalents totaling $4,430,503 compared to $5,812,917 at December 31, 1996. The decrease is due to the payment of $500,000 pursuant to the terms of the Settlement of Unitholder actions (see Item 3) and expenditures for partnership operations and professional fees.

Accounts payable and accrued expenses decreased from $644,151 at December 31, 1996 to $113,313 at December 31, 1997 primarily due to the payment of certain outstanding legal fees associated with the Partnership's 1996 bankruptcy filing and disposition of Brookdale.

Results of Operations

1997 versus 1996
Net cash used for operating activities totaled $1,382,414 for the year ended December 31, 1997 compared to $658,106 in 1996. The increased cash flow deficit is primarily due to the payment of $500,000 pursuant to the terms of the Settlement (see Item 3), and the payment of general and administrative expenses and professional fees.

As a result of the disposition of Brookdale, the following categories decreased from their respective balances for the year ended December 31, 1996 to $0 in 1997: rental income; escalation income; property operating expense, real estate taxes, interest expense, depreciation and amortization and management fees. Additionally, miscellaneous income decreased from $126,582 for the year ended December 31, 1996 to $3,897 in 1997 due to the disposition of Brookdale.

Interest income decreased from $298,324 for the year ended December
31, 1996 to $140,681 in 1997, reflecting lower average cash balances and a slight reduction in interest rates in 1997 compared to 1996.

Professional fees totaled $273,993 for the year ended December 31, 1997 compared with $823,894 for the year ended December 31, 1996. The decrease reflects lower legal fees related to the disposition of Brookdale and the Partnership's 1996 bankruptcy filing.

General and administrative expenses totaled $161,539 for the year ended December 31, 1997 compared with $304,532 for the year ended December 31, 1996. The decrease reflects lower partnership servicing costs.
Additionally, the 1996 balance included amounts accrued for Michigan state taxes incurred on the Northland sale.

1996 versus 1995
Cash used for operating activities totaled $658,106 for the year ended December 31, 1996 compared to cash provided by operating activities of $2,817,025 during 1995. The reduced cash flow is primarily due to the payment of all net cash flow generated by Brookdale to Equitable commencing on August 2, 1995.

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

Depreciation and amortization decreased from $1,196,967 for the year ended December 31, 1995 to $0 for the year ended December 31, 1996. Effective January 1, 1996, the Partnership's assets were no longer depreciable due to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," which requires the carrying amount of assets held for disposition to equal fair value less estimated costs to sell. Depreciation and amortization was not recorded during the period in which the asset was being held for disposition in accordance with this accounting standard.

Professional fees increased from $209,014 for the year ended
December 31, 1995 to $823,894 for the year ended December 31, 1996 primarily due to higher legal and other professional fees relating to the Brookdale Note and the Partnership's bankruptcy filing as described under "Liquidity and Capital Resources" above.


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

The directors and executive officers of the General Partner are as follows:

     Name                                  Office
     Stevan N. Bach                        Director
     Kathleen B. Carey                     Director
     Raymond C. Mikulich                   Director
     Robert J. Hellman                     President, Director and
                                           Chairman of the Board
     Joan B. Berkowitz                     Vice President, Director and
                                           Chief Financial Officer
     Robert Sternlieb                      Vice President

Stevan N. Bach, 58, is President of Bach Realty Advisors, Inc., a real estate valuation and consulting firm based in Houston, Texas. Mr. Bach has over 33 years of experience in the real estate business. From 1985 to 1997, Mr. Bach was President then CEO of Bach, Thoreen, McDermott, Inc. From December 1980 through July 1984, Mr. Bach was a Senior Vice President, National Director and General Manager of the Southwestern Region for Landauer Associates, Inc. From December 1975 through December 1980, Mr. Bach was the Vice President and Manager of Coldwell Banker Appraisal Services. Mr. Bach is a graduate of the University of Southern California.

Kathleen B. Carey, 44, is an attorney specializing in commercial real estate. She is a graduate of the State University of New York at Albany and St. John's University Law School. In 1987, she joined the Connecticut law firm of Cummings & Lockwood and served as a partner in the firm from 1989 until mid-1994. Kathleen's practice has involved all facets of acquisitions, sales and financing of commercial properties, including multifamily housing, office buildings and shopping centers. She is admitted to practice in New York, Connecticut and California and worked as an independent commercial real estate consultant until August of 1996 when she joined GE Capital Investment Advisors as a Managing Director.

Raymond C. Mikulich, 44, is a Managing Director of Lehman, and since January 1988, has been head of the Real Estate Investment Banking Group. Prior to joining Lehman Brothers Kuhn Loeb in 1982, Mr. Mikulich was a Vice President with LaSalle National Bank, Chicago, in the Real Estate Advisory Group, where he was responsible for the acquisition of equity interests in commercial real estate. Over his 23 years in the real estate business, Mr. Mikulich has arranged acquisitions and dispositions on behalf of both individuals and institutional investors. Mr. Mikulich holds a BA degree from Knox College and a JD degree from Kent College of Law.

Robert J. Hellman, 43, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

Joan B. Berkowitz, 38, is a Vice President of Lehman Brothers, responsible for investment management of retail, commercial and residential real estate within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

Robert Sternlieb, 33, is an Assistant Vice President of Lehman Brothers and is responsible for asset management within the Diversified Asset Group.
Mr. Sternlieb joined Lehman Brothers in April 1989 as an asset manager. From May 1986 to April 1989, he was a systems analyst at Drexel Burnham Lambert. Mr. Sternlieb received a B.S. degree in Finance from Lehigh University in 1986.


Item 11.  Executive Compensation

The Directors and Officers of the General Partner do not receive any salaries or other compensation from the Partnership, except that Mr. Bach and Ms. Carey receive $12,000 per year for serving as Directors of the General Partner. During 1997, Mr. Bach and Ms. Carey each were paid $19,200 relating to 1996 and 1997 director fees.

The General Partner is entitled to receive 1% of Operating Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See pages 84 and 85 of the Partnership Agreement for a description of such arrangements which description is incorporated by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - To the knowledge of the Partnership, no person owns more than 5% of the outstanding Units as of December 31, 1997.

(b) Security Ownership of Management - Various employees of Lehman Brothers that perform services on behalf of the General Partner own no units of the Partnership as of December 31, 1997.

(c)  Changes in Control - None


Item 13.  Certain Relationships and Related Transactions

The General Partner, an affiliate of Lehman Brothers, is entitled to receive a portion of Operating Cash Flow and Net Proceeds from Capital Transactions. No distributions of either Operating Cash Flow or Net Proceeds from Capital Transactions were made.

Affiliates of the General Partner have been responsible for certain administrative functions of the Partnership. For amounts paid to such affiliates, see Note 5 of the Notes to Financial Statements.


                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2).
               MIDWEST REAL ESTATE SHOPPING CENTER L.P.
                   (a Delaware limited partnership)

              Index to Financial Statements and Schedule
                                                                Page
                                                                Number

      Independent Auditors' Report                              F-1

      Balance Sheets
      At December 31, 1997 and 1996                             F-2

      Statements of Partners' Capital
      For the years ended December 31, 1997, 1996 and 1995      F-2

      Statements of Operations
      For the years ended December 31, 1997, 1996 and 1995      F-3

      Statements of Cash Flows
      For the years ended December 31, 1997, 1996 and 1995      F-4

      Notes to the Financial Statements                         F-5

      Schedule II - Valuation and Qualifying Accounts           F-10

(b) Exhibits.

Subject to Rule 12b-32 of the Securities Exchange Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report:

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

27    Financial Data Schedule.

99* Debtor's First Amended Chapter 11 Plan, dated October 16, 1996, is hereby incorporated by reference to documents filed with the United States Bankruptcy Court for the Southern District of New York Chapter 11, Case No. 96B43335 (CB).

* Previously filed


(c) Reports on Form 8-K during the three months ended December 31, 1997:

On October 16, 1997, the Partnership filed a Form 8-K reporting that the Partnership had entered into a stipulation and agreement of settlement of its unitholder actions. See Item 3 for a discussion of the settlement.

On March 6, 1998, the Partnership filed a Form 8-K reporting the approval and execution of the settlement of certain unitholder actions. See Item 3 for a discussion of the settlement.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 1998
                         MIDWEST REAL ESTATE SHOPPING CENTER L.P.

                         BY:  Midwest Centers Inc.
                              General Partner




                         BY:            /s/Robert J. Hellman
                         Name:          Robert J. Hellman
                         Title:         President, Director
                                        and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                         MIDWEST CENTERS INC.
                         General Partner



Date:  March 30, 1998
                         BY:         /s/Raymond Mikulich
                                     Raymond Mikulich
                                     Director


Date:  March 30, 1998
                         BY:         /s/Stevan N. Bach
                                     Stevan N. Bach
                                     Director


Date:  March 30, 1998
                         BY:         /s/Kathleen Carey
                                     Kathleen Carey
                                     Director


Date:  March 30, 1998
                         BY:         /s/Robert J. Hellman
                                     Robert J. Hellman
                                     President, Director
                                     and Chairman of the Board

Date:  March 30, 1998
                         BY:         /s/Joan Berkowitz
                                     Joan Berkowitz
                                     Vice President & Chief
                                     Financial Officer


Date:  March 30, 1998
                         BY:         /s/Robert J. Sternlieb
                                     Robert J. Sternlieb
                                     Vice President




                  Independent Auditors' Report


The Partners
Midwest Real Estate Shopping Center L.P.:

We have audited the financial statements of Midwest Real Estate Shopping Center L.P. (a Delaware limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Real Estate Shopping Center L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in 1996. The General Partner has finalized a property tax assessment appeal settlement with respect to a property previously owned by the Partnership. Upon approval of this settlement by the bankruptcy court, the General Partner intends to distribute the Partnership's remaining cash reserves to the Unitholders and dissolve the Partnership.



KPMG Peat Marwick LLP



Boston, Massachusetts
March 25, 1998



Balance Sheets                                  At December 31, At December 31,
                                                           1997            1996
Assets
Cash and cash equivalents                            $4,430,503      $5,812,917
Due from affiliates, net (note 5)                       141,345         141,284
Prepaid expenses                                         13,530
  Total Assets                                       $4,585,378      $5,954,201
Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses                  $113,313        $644,151
  Total Liabilities                                     113,313         644,151
Partners' Capital (note 4):
 General Partner                                         44,722          53,101
 Limited Partners (10,700,000 securities outstanding) 4,427,343       5,256,949
  Total Partners' Capital                             4,472,065       5,310,050
  Total Liabilities and Partners' Capital            $4,585,378      $5,954,201




Statement of Partners' Capital
For the years ended December 31, 1997, 1996 and 1995
                                       General        Limited
                                       Partner       Partners         Total
Balance at December 31, 1994          $ 19,065     $6,703,722    $6,722,787
Net loss                              (107,637)   (10,656,058)  (10,763,695)
Cash distributions                     (22,698)    (2,247,000)   (2,269,698)
Balance at December 31, 1995          (111,270)    (6,199,336)   (6,310,606)
Net income                             164,371     11,456,285    11,620,656
Balance at December 31, 1996            53,101      5,256,949     5,310,050
Net loss                                (8,379)      (829,606)     (837,985)
Balance at December 31, 1997          $ 44,722     $4,427,343    $4,472,065



Statements of Operations
For the years ended December 31,               1997          1996          1995
Income
Rental income                        $            _    $4,485,981    $4,691,179
Escalation income                                 _     4,957,157     6,053,160
Interest income                             140,681       298,324       421,179
Miscellaneous income                          3,897       126,582       606,678
  Total Income                              144,578     9,868,044    11,772,196
Expenses
Property operating expenses                       _     3,147,576     2,897,546
Loss on write-down of real estate (note 2)        _             _     9,498,921
Real estate taxes                                 _     2,487,771     3,205,621
Interest expense                                  _     7,004,184     5,076,282
Depreciation and amortization                     _             _     1,196,967
Management fees (note 6)                          _       206,161       215,365
Professional fees                           273,993       823,894       209,014
Litigation settlement (note 7)              500,000             _             _
General and administrative                  161,539       304,532       236,175
Other expenses                               47,031             _             _
  Total Expenses                            982,563    13,974,118    22,535,891
Loss from operations before extraordinary
 item                                      (837,985)   (4,106,074)  (10,763,695)
Extraordinary Item:
Gain on forgiveness of mortgage loan
 obligation (note 3)                              _    15,726,730             _
  Net Income (Loss)                       $(837,985)  $11,620,656  $(10,763,695)
Net Income (Loss) Allocated:
To the General Partner                      $(8,379)     $164,371  $   (107,637)
To the Limited Partners                    (829,606)   11,456,285   (10,656,058)
                                          $(837,985) $ 11,620,656  $(10,763,695)
Per limited partnership unit
(10,700,000 units outstanding)
Net loss from operations before
 extraordinary item                         $  (.08)      $  (.38)      $ (1.00)
Extraordinary item                                _          1.45             _
Net Income (Loss)                            $ (.08)       $ 1.07       $ (1.00)



Statements of Cash Flows
For the years ended December 31,               1997          1996          1995
Cash Flows From Operating Activities
Net income (loss)                         $(837,985)  $11,620,656 $ (10,763,695)
Adjustments to reconcile net income (loss)
to net cash provided by (used for)
operating activities:
 Depreciation and amortization                    _             _     1,196,967
 Loss on write-down of real estate                _             _     9,498,921
 Gain on forgiveness of mortgage loan obligation  _   (15,726,730)            _
 Increase in interest on zero coupon mortgage
 note payable                                     _     2,139,126     4,376,282
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
  Restricted cash                                 _       688,633    (1,012,296)
  Accounts receivable                             _       172,654      (356,203)
  Deferred rent receivable                        _       112,931       (21,962)
  Due from affiliates, net                      (61)       (2,222)          814
  Prepaid expenses                          (13,530)       (1,409)       50,072
  Accounts payable and accrued expenses    (530,838)      338,255      (151,875)
Net cash provided by (used for) operating
 activities                              (1,382,414)     (658,106)    2,817,025
Cash Flows From Investing Activities
Proceeds from Brookdale settlement                _       500,000             _
Additions to real estate                          _             _      (513,241)
Net cash provided by (used for)
investing activities                              _       500,000      (513,241)
Cash Flows From Financing Activities
Distributions paid                                _             _    (3,026,263)
Net cash used for financing activities            _             _    (3,026,263)
Net decrease in cash and cash
equivalents                              (1,382,414)     (158,106)     (722,479)
Cash and cash equivalents, beginning of
period                                    5,812,917     5,971,023     6,693,502
Cash and cash equivalents, end of period $4,430,503    $5,812,917    $5,971,023

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest         $  _    $6,097,817    $  700,000

Supplemental Disclosure of Non-Cash Operating Activities:
The Partnership transferred $440,982 of net operating assets of Brookdale to Equitable pursuant to the foreclosure sale in 1996. Supplemental Disclosure of Non-Cash Financing Activities:
In connection with the foreclosure sale of Brookdale in 1996, the Partnership was released from the $40,167,712 mortgage loan obligation.

Notes to the Financial Statements
December 31, 1997, 1996 and 1995

1. Organization
Midwest Real Estate Shopping Center L.P., formerly Equitable Real Estate Shopping Center L.P. (the "Partnership") was formed as a limited partnership on October 28, 1986, under the laws of the State of Delaware. The Partnership was formed to acquire two regional shopping malls, Brookdale Center ("Brookdale") and Northland Center from Equitable Life Assurance Society of the United States ("Equitable").

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

On July 22, 1994, the Partnership sold back Northland Center to
Equitable.

As described in Note 3, the Partnership defaulted on its purchase money note due to Equitable at its maturity date. On April 12, 1996, the Partnership and Equitable executed a letter of intent that outlined the principal terms, as described below, of a plan of reorganization (the "Plan") for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable. On June 21, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in order to prevent the foreclosure sale of Brookdale, which was scheduled for June 21, 1996. The Partnership undertook the bankruptcy filing after extended negotiations with Equitable. As a result of the bankruptcy filing, among other reasons, trading of the Partnership's Units on the New York Stock Exchange was suspended as of June 24, 1996.

Under the Plan, which was filed on October 16, 1996 with the Bankruptcy Court, the Partnership was permitted to market Brookdale to potential third-party buyers. In the event no acceptable third-party offer was received by November 15, 1996, or a third party failed to close the acquisition by December 1, 1996, both the Partnership and Equitable had the right to transfer ownership of Brookdale to Equitable and Equitable's participant in the mortgage, EML Associates ("EML"), for $500,000. Pursuant to the Plan, all available cash flow from Brookdale during the marketing period (after payment of property expenses and administrative costs associated with the bankruptcy) was paid to Equitable.

No acceptable offer was received by the deadline and, as a result, on December 16, 1996, Equitable obtained title to Brookdale pursuant to the Plan. The Partnership was relieved of its mortgage obligation on Brookdale and received $500,000 from Equitable, pursuant to the Plan. The Partnership recorded a gain on foreclosure of Brookdale in the amount of $15,726,730. Pursuant to the Partnership Agreement (see note 4), the gain on foreclosure was allocated $205,432 to the General Partner and $15,521,298 to the Unitholders.

The Partnership is currently pursuing a property tax assessment appeal with respect to Brookdale for the period 1991 through 1995. In order to avoid a costly and time consuming trial, the General Partner negotiated a settlement with Hennepin County, Minnesota in March 1998, however, the amount of the recovery which will be distributed to current and former tenants and the Partnership is subject to future determinations. In accordance with the Partnership's bankruptcy plan, any settlement the Partnership finalizes with respect to this appeal must be approved by the Bankruptcy Court, which has retained jurisdiction over such matters. The General Partner is taking all necessary steps to secure such approval. Given the uncertainty regarding the amount of settlement proceeds, if any, to be retained by the Partnership, no settlement amounts have been recorded as a receivable in the accompanying balance sheet.

Upon approval of the Brookdale property tax settlement, the General Partner will distribute the Partnership's remaining cash reserves to the Unitholders and proceed with the dissolution of the Partnership.

2. Summary of Significant Accounting Policies

Basis of Accounting The financial statements of the Partnership have been prepared on the accrual basis of accounting.

Real Estate Investment Brookdale, which consisted of land, buildings and personal property, was recorded at fair value, as determined by an independent appraisal, less costs to sell at December 31, 1995. Prior to December 31, 1994, Brookdale was held for use. Effective January 1, 1996, due to the Partnership's decision to sell Brookdale, Brookdale's buildings and personal property were no longer depreciated. Prior to January 1, 1996, after adjustment for write downs, depreciation of the buildings was computed using the straight-line method over an estimated useful life of 33 years. Depreciation of personal property was computed using the straight-line method over an estimated useful life of 12 years. Amortization of tenant leasehold improvements was computed using the straight-line method over the lease term.

The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("FAS 121"), in the fourth quarter of 1995. FAS 121 requires long-lived assets that are expected to be disposed of to be recorded at the lower of its carrying value or fair value less costs to sell. Based upon a decline in its appraised value, the Partnership wrote down the carrying value of Brookdale by $9,498,921 to its estimated fair value less cost to sell at December 31, 1995. Additionally, long-lived assets to be disposed of should not be depreciated and, as a result, the Partnership ceased depreciation of the carrying value of Brookdale effective January 1, 1996.

Fair Value of Financial Instruments Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires the Partnership to disclose the estimated fair values of its financial instruments.

The carrying amount of cash and cash equivalents, due from affiliates, prepaid expenses and accounts payable and accrued expenses are reasonable estimates of their fair values due to the short-term nature of those instruments.

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

Income Taxes No provision is made for income taxes since such liability is the liability of the individual partners

Net Income (Loss) Per Limited Partnership Unit Net income (loss) per limited partnership unit is based upon the limited partnership units outstanding at year-end and the amount of net loss allocated to the limited partners.

Cash and Cash Equivalents Cash equivalents consists of short-term highly liquid investments which have maturities of three months or less from the date of purchase.

Rental and Escalation Income The Partnership had leased Brookdale to tenants under operating leases with various terms. Rental income was recognized using the straight-line method over the lease period. In addition to minimum rental income, the leases provided for percentage rent and escalation charges to tenants for common area maintenance and real estate taxes (See
Note 1).

Concentration of Credit Risk Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

3. Real Estate and Mortgage Notes Payable
The Partnership's real estate, which was purchased on December 30, 1986 from Equitable, originally consisted of two regional shopping malls known as Brookdale Center, located in Brooklyn Center, Hennepin County, Minnesota; and Northland Center, located in Southfield, Oakland County, Michigan ("Northland"), collectively, the "Properties."

Financing for the purchase of the Properties from Equitable was provided by two nonrecourse zero coupon mortgage notes in the initial principal amounts of $15,175,000 (the "Brookdale Note") and $25,675,000 (the "Northland Note"). On July 22, 1994, the Partnership executed an agreement with Equitable for the sale of Northland for the price of $6,600,000 in excess of the balance of the existing first mortgage loan. The Partnership received net proceeds of $5,625,304 and recognized a gain of $4,610,550 from the sale in 1994. Pursuant to the Partnership Agreement (see note 4), the gain was allocated $984,449 to the General Partner and $3,626,101 to the Unitholders. The Brookdale Note had an interest rate of 10.2% per annum, compounded semiannually and matured June 30, 1995. As described in Note 1, the Partnership was unable to pay off the Brookdale Note at June 30, 1995. On July 5, 1995, the Partnership received notice from Equitable that the Partnership failed to pay all principal and accrued interest due under the terms of the Brookdale Note. Beginning on July 1, 1995, the Partnership started to accrue interest on the Mortgage at the default rate of 19%, in accordance with the Brookdale Note. As of December 16, 1996, the Partnership incurred $10,364,199 in default interest. On December 16, 1996, pursuant to the Plan, Equitable obtained title to Brookdale and relieved the Partnership of its obligations under the Brookdale Note in the amount of $40,167,712.

The Partnership was relieved of its mortgage obligation on Brookdale and received $500,000 from Equitable, pursuant to the Plan. The Partnership recorded a gain on foreclosure of Brookdale in the amount of $15,726,730. Pursuant to the Partnership agreement (see note 4), the gain on foreclosure was allocated $205,432 to the General Partner and $15,521,298 to the Unitholders.

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

Distributions of net proceeds from capital transactions shall be distributed 99% to the Unitholders and 1% to the General Partner, until the Unitholders have received, from aggregate distributions of operating cash flow and net proceeds from capital transactions, an amount equal to a cumulative annual return of 11% compounded quarterly on their adjusted capital contributions. As of December 31, 1997, the Unitholders have not yet received their cumulative annual return.

5. Transactions with Related Parties
The General Partner or its affiliates earned fees and compensation in connection with the syndication, acquisition and administrative services rendered to the Partnership of $11,342,000 and incurred unreimbursed costs on behalf of the Partnership of $570,352. The aggregate amount of the aforementioned fees and compensation earned and unreimbursed costs was composed of $7,490,000 included in offering costs and $4,422,352 included in deferred charges. As of December 31, 1997 and 1996, $141,345 and $141,284, respectively, is due from affiliates.

For the years ended December 31, 1997, 1996 and 1995, $2,111,
$5,931 and $70,237 respectively, was earned by or expenses reimbursed to affiliates.

6. Management Agreement
The Partnership entered into a management agreement (the "Management Agreement") with General Growth, a third party, for the day-to-day operations of the Properties. General Growth received a monthly fee of 4.45% (increased from 4% commencing February 1, 1989) of the net rents as defined in the Management Agreement. The Management Agreement expired January 31, 1989 and was extended for two years. The Properties were managed pursuant to the terms of the Management Agreement through August 2, 1995. Pursuant to the default of the Brookdale Note and the appointment of General Growth as the receiver of Brookdale, General Growth was entitled to receiver's fees equal to 4.45% of all fixed minimum rents and percentage or overage rents collected. During 1996, General Growth was reinstated as property manager under the terms of the Management Agreement until December 16, 1996. For the years ended December 31, 1996 and 1995, General Growth earned property management/receiver fees of $206,161 and $215,365, respectively.

7. Settlement of Securities Litigation
In January 1997, the Partnership, the General Partner and the other defendants in these unitholder actions engaged with the plaintiffs in mediation proceedings supervised by a former U.S. magistrate judge. In early October 1997, the Partnership entered into a stipulation and agreement of settlement (the "Settlement") of the following civil actions pending in the United States District Court for the Southern District of New York (the "District Court"):

      (i)   Donato J. Carone et al. v. Midwest Centers,  Inc.  et al.,
            94 Civ. 9293;

      (ii)  Barry Tannenbaum v. Midwest Centers, Inc. et al.,
            95 Civ. 3123

      (iii) Vernon Lindbloom v. Midwest Centers, Inc. et al.,
            95 Civ. 3051

       (iv) Norman D. Rom v. Paul L. Abbott et al., 95 Civ. 5202; and

        (v) Norman D. Rom v. Paul L. Abbott et al., 95 Civ. 8006.

Pursuant to the Settlement, which resolves all matters among the parties, the Partnership contributed $500,000 toward a fund for the payment of all plaintiffs' claims. On February 20, 1998, the District Court issued and executed an order approving the Settlement which included a full and final release of the Unitholder claims against the Partnership, the General Partner and the other defendants. The General Partner decided to settle the actions solely to avoid further expense and the burden of continued litigation, and continues to deny the allegations asserted against it in the complaints.

8. Reconciliation of Financial Statement Net Income (Loss) and
Partners' Capital (Deficit) to Federal Income Tax Basis Net
Income (Loss) and Partners' Capital

                                               1997          1996          1995
Financial statement net income (loss)     $(837,985)  $11,620,656  $(10,763,695)
Tax basis depreciation over financial
    statement depreciation                        _    (2,383,610)   (1,539,664)
Tax basis rental income over (under) financial
    statement rental income                       _         8,005       (54,816)
Tax basis loss on sale of property over
    financial statement gain on sale of property  _    (5,102,993)            _
Financial statement loss on write-down of
    real estate over tax basis loss on
    write-down of real estate                     _             _     9,498,921
Other                                      (200,000)      (14,811)       74,568
Federal income tax basis net income
 (loss)                                 $(1,037,985)   $4,127,247   $(2,784,686)

Financial statement partners' capital
 (deficit)                               $4,472,065    $5,310,050   $(6,310,606)
Current year financial statement net income
    (loss) over (under) federal income tax
    basis net income (loss)                (200,000)   (7,493,409)    7,979,009

Cumulative financial statement net income
(loss) over (under) federal income tax
basis net income (loss)                    (200,000)    7,493,409      (485,600)
Federal income tax basis partners'
capital                                  $4,272,065    $5,310,050    $1,182,803

Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

Schedule II Valuation and Qualifying Accounts

                                Balance at   Charged to               Balance at
                                Beginning    Costs and                End of
                                of Period    Expenses   Deductions    Period
Allowance for doubtful accounts:

Year ended December 31, 1995:     $95,229       $87,621     $8,250     $174,600

Year ended December 31, 1996:    $174,600      $282,375   $456,975     $      _

Year ended December 31, 1997:    $      _      $      _   $      _     $      _