Form 10-Q
period 1998-03-31
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1998-05-15
CIK 806029

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarterly Period Ended March 31, 1998

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



Balance Sheets                        (unaudited)
                                      At March 31,     At December 31,
                                             1998                1997
Assets
 Cash and cash equivalents            $ 4,166,507         $ 4,430,503
 Due from affiliates, net                 141,345             141,345
 Prepaid expenses                               _              13,530
  Total Assets                        $ 4,307,852         $ 4,585,378

Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued
  expenses                            $   114,060         $   113,313
  Total Liabilities                       114,060             113,313
Partners' Capital:
 General Partner                           41,939              44,722
 Limited Partners
 (10,700,000 securities outstanding)    4,151,853           4,427,343
  Total Partners' Capital               4,193,792           4,472,065
  Total Liabilities and
   Partners' Capital                  $ 4,307,852         $ 4,585,378



Statement of Partners' Capital (unaudited)
For the three months ended March 31, 1998

                                    General         Limited
                                    Partner        Partners         Total

Balance at December 31, 1997        $ 44,722      $4,427,343    $4,472,065
Net loss                              (2,783)       (275,490)     (278,273)
Balance at March 31, 1998           $ 41,939      $4,151,853    $4,193,792



Statements of Operations (unaudited)
For the three months ended March 31,                    1998            1997

Income
Interest income                                   $   26,390       $  36,823
   Total Income                                       26,390          36,823
Expenses
General and administrative                            54,761          74,384
Professional fees                                    249,902         157,166
   Total Expenses                                    304,663         231,550
Net Loss                                          $ (278,273)      $(194,727)
Net Loss Allocated:
To the General Partner                            $   (2,783)      $  (1,947)
To the Limited Partners                             (275,490)       (192,780)
                                                  $ (278,273)      $(194,727)
Per limited partnership unit
(10,700,000 outstanding)                          $     (.03)      $    (.02)



Statements of Cash Flows (unaudited)
For the three months ended March 31,                    1998             1997

Cash Flows From Operating Activities:
Net loss                                         $  (278,273)     $  (194,727)
Adjustments to reconcile net loss to
 net cash used for operating activities:
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Due from affiliates, net                           _              (61)
        Prepaid expenses                              13,530                _
        Accounts payable and accrued expenses            747         (213,928)
Net cash used for operating activities              (263,996)        (408,716)
Net decrease in cash and cash equivalents           (263,996)        (408,716)
Cash and cash equivalents, beginning of period     4,430,503        5,812,917
Cash and cash equivalents, end of period         $ 4,166,507      $ 5,404,201


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital for the three months ended March 31, 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

In October 1997, the Partnership entered into a stipulation and agreement of settlement (the "Settlement") of the class action litigation originally brought against it and other parties in 1994. The General Partner decided to settle the actions solely to avoid further expense and the burden of continued litigation, and continues to deny the allegations asserted against it in the complaint. Pursuant to the Settlement, which resolves all matters among the parties, the Partnership contributed $500,000 toward a fund for the payment of all plaintiffs' claims. On February 20, 1998, the Court issued and executed an order approving the Settlement which included a full and final release of the Unitholder claims against the Partnership, the General Partner and the other defendants.

Now that the Settlement of Unitholder claims has been approved, the General Partner intends to pay, with the concurrence of the Bankruptcy Court, a cash distribution representing the Partnership's cash, less reserves for current and contingent liabilities during the second quarter of 1998. In addition, the Partnership has negotiated a settlement with Hennepin County, Minnesota regarding a property tax appeal on its former property, Brookdale Center, in order to avoid a costly and time-consuming trial. The distribution of the rebated taxes is subject to future determinations. In accordance with the Partnership's bankruptcy plan, any settlement the Partnership finalizes with respect to this property assessment must be approved by the Bankruptcy Court, which has retained jurisdiction over this matter.

Upon Court approval of the Brookdale Center tax appeal settlement, which is expected to occur during the second quarter, the General Partner will distribute the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses) and proceed with the dissolution of the Partnership.

At March 31, 1998, the Partnership had cash and cash equivalents totaling $4,166,507 compared with $4,430,503 at December 31, 1997. The decrease is primarily due to the payment of Partnership administrative and professional fees.

Results of Operations

Net cash used for operating activities totaled $263,996 for the three months ended March 31, 1998 compared to $408,716 for the same period in 1997. The reduced cash flow deficit is primarily due to differences in the timing of payments of professional fees between the two periods.

Interest income totaled $26,390 for the three months ended March 31, 1998, compared with $36,823 for the corresponding period in 1997. The decrease is due to the Partnership's lower cash balance in the 1998 period and a reduction in interest rates.

General and administrative expenses totaled $54,761 for the three months ended March 31, 1998, compared with $74,384 for the corresponding period in 1997. The decrease reflects a reduction in certain administrative expenses associated with the Partnership's bankruptcy filing.

Professional fees totaled $249,902 for the three months ended March 31, 1998, compared with $157,166 for the corresponding period in 1997. The increase is primarily due to legal expenses associated with the Partnership's bankruptcy filing and tax appeal regarding Brookdale Center.


Part II   Other Information

Item 1    Legal Proceedings

In a Final Order and Judgment dated February 20, 1998, a stipulation and agreement of settlement of the civil actions listed below was approved by the United States District Court for the Southern District of New York.

      (i)  Donato J. Carone et al. v. Midwest Centers, Inc. et al.,
           94 Civ. 9293;

      (ii) Barry Tannenbaum v. Midwest Centers, Inc. et al.,  95
           Civ. 3123

      (iii)Vernon Lindbloom v. Midwest Centers, Inc. et  al.,  95
           Civ. 3051

      (iv) Norman D. Rom v. Paul L. Abbott et al., 95  Civ.  5202;
           and

       (v) Norman D. Rom v. Paul L. Abbott et al., 95 Civ. 8006.

Pursuant to the settlement agreement, which resolves all matters among the parties, Midwest contributed $500,000 toward a fund for the payment of all plaintiff's claims. Midwest decided to settle the actions solely to avoid further expense, inconvenience and the burden of continued litigation, and continues to deny all the allegations asserted against it in the Complaint.


Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) On March 6, 1998, the Partnership filed a Form 8-K reporting the approval and execution of the settlement of certain unitholder actions.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MIDWEST REAL ESTATE SHOPPING CENTER,L.P.

                    BY:  MIDWEST CENTERS INC.
                         General Partner



Date: May 13, 1998       BY:  /s/ Robert J. Hellman
                              President, Director and
                                 Chairman of the Board