Form 10-Q
period 1998-06-30
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1998-08-14
CIK 806029

United States Securities and Exchange Commission
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X  Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended June 30, 1998

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

                              (212) 526-3183
              Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X    No ____




Balance Sheets                               (unaudited)
                                            At June  30,   At December 31,
                                                   1998              1997
Assets
 Cash and cash equivalents                   $4,218,652        $4,430,503
 Due from affiliates, net                             _           141,345
 Prepaid expenses                                     _            13,530
  Total Assets                               $4,218,652        $4,585,378
Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses          $287,639          $113,313
  Total Liabilities                             287,639           113,313
Partners' Capital:
 General Partner                                 39,311            44,722
 Limited Partners
 (10,700,000 securities outstanding)          3,891,702         4,427,343
  Total Partners' Capital                     3,931,013         4,472,065
  Total Liabilities and Partners' Capital    $4,218,652        $4,585,378




Statement of Partners' Capital  (unaudited)
For the six months ended June 30, 1998

                                    General       Limited
                                    Partner       Partners        Total

Balance at December 31, 1997        $44,722      $4,427,343    $4,472,065
Net loss                             (5,411)       (535,641)     (541,052)
Balance at June 30, 1998            $39,311      $3,891,702    $3,931,013



Statements of Operations

                        Three months ended June 30,  Six months ended June 30,
(unaudited)                        1998       1997             1998      1997
Income
Interest                       $  14,072   $ 37,103      $  40,462   $  73,926
  Total Income                    14,072     37,103         40,462      73,926
Expenses
General and administrative        61,930     41,045        116,691     115,429
Professional fees                214,921     79,343        464,823     236,509
  Total Expenses                 276,851    120,388        581,514     351,938
  Net Loss                     $(262,779)  $(83,285)     $(541,052)  $(278,012)
Net Loss Allocated:
To the General Partner           $(2,628)  $   (833)     $  (5,411)  $(  2,780)
To the Limited Partners         (260,151)   (82,452)      (535,641)   (275,232)
                               $(262,779)  $(83,285)     $(541,052)  $(278,012)
Per limited partnership unit
(10,700,000 securities outstanding)
                                   $(.02)     $(.01)         $(.05)      $(.03)


Statements of Cash Flows (unaudited)
For the six months ended June 30,                   1998         1997

Cash Flows From Operating Activities:
Net loss                                        $(541,052)    $(278,012)
Adjustments to reconcile net loss to net cash
used for operating activities:
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
   Due from affiliates, net                       141,345           (61)
   Prepaid expenses                                13,530            _
   Accounts payable and accrued expenses          174,326      (260,099)
Net cash used for operating activities           (211,851)     (538,172)
Net decrease in cash and cash equivalents        (211,851)     (538,172)
Cash and cash equivalents, beginning of period  4,430,503     5,812,917
Cash and cash equivalents, end of period       $4,218,652    $5,274,745



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997 and the statement of partners' capital for the six months ended June 30, 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1997, and no material contingencies exists which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

In October 1997, the Partnership entered into a stipulation and agreement of settlement (the "Settlement") of the class action litigation originally brought against it and other parties in 1994. The General Partner decided to settle the actions solely to avoid further expense and the burden of continued litigation, and continues to deny the allegations asserted against it in the complaint. Pursuant to the Settlement, which resolves all matters among the parties, the Partnership contributed $500,000 toward a fund for the payment of all plaintiffs' claims. On February 20, 1998, the Bankruptcy Court (the "Court") issued and executed an order approving the Settlement which included a full and final release of the Unitholder claims against the Partnership, the General Partner and the other defendants.

The Partnership pursued a property tax assessment appeal with respect to Brookdale Center for a portion of the time that the Partnership owned it. A settlement was negotiated with Hennepin County, Minnesota (the "Tax Settlement"), and at a hearing on July 16, 1998, the Tax Settlement was approved by the Court. However, the allocation and distribution of the refunded taxes, which total approximately $5.2 million, has been challenged by certain former tenants of Brookdale Center and the Partnership's former mortgage lender. Accordingly, the Partnership's portion of the Tax Settlement will be reduced by an amount the Court determines is owed to the former tenants, and remains uncertain at this time. In addition, such recovery by the Partnership, if any, remains open to challenge by the former mortgage lender.

On July 28, 1998, after receiving approval from the Court, the Partnership paid a cash distribution in the amount of $0.2825 per Limited Partnership Unit. This amount represents the
Partnership's cash, less reserves for current and contingent liabilities, which was paid out following the Settlement.

Upon Court approval of the allocation of the tax refund to current and former tenants and settlement of the claim made by the former mortgage lender, which is anticipated to occur in September of this year, the General Partner intends to distribute the Partnership's share of the rebated taxes along with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses) and proceed with the dissolution of the Partnership.

At June 30, 1998, the Partnership had cash and cash equivalents totaling $4,218,652 compared with $4,430,503 at December 31, 1997. The decrease is primarily due to the payment of Partnership administrative and professional fees.

Accounts payable and accrued expenses totaled $287,639 at June 30, 1998, compared with $113,313 at December 31, 1997. The increase is primarily attributable to legal expenses incurred related to the Partnership's bankruptcy filing and tax appeal regarding Brookdale Center.

Results of Operations

Net cash used for operating activities totaled $211,851 for the six months ended June 30, 1998 compared to $538,172 for the corresponding period in 1997. The reduced cash flow deficit is primarily due to differences in the timing of payments of professional fees between the two periods.

The Partnership reported net losses for the three and six months ended June 30, 1998 totaling $262,779 and $541,052, respectively, compared to net losses of $83,285 and $278,012 for the corresponding periods in 1997. The higher net losses in the 1998 periods are primarily attributable to increases in professional fees, particularly legal expenses related to the Partnership's bankruptcy and tax appeal regarding Brookdale Center, and a decrease in interest income. The decrease in interest income is due to the Partnership's lower cash balance in the 1998 periods and a reduction in interest rates.

General and administrative expenses totaled $61,930 and $116,691 for the three and six months ended June 30, 1998, compared with $41,045 and $115,429 for the corresponding periods in 1997. The decrease in the three-month period reflects a reduction in certain administrative expenses associated with the Partnership's bankruptcy filing.


Part II   Other Information

Item 1    Legal Proceedings

          On July 16, 1998, the Court heard a motion filed by the Partnership to: (i) secure the Court's approval of the Brookdale Center property tax appeal settlement, and (ii) set the record date for the payment of distributions to Unitholders. The Court approved the Brookdale Center property tax appeal settlement, however, the allocation and distribution of the refunded taxes, which total approximately $5.2 million, has been challenged by certain former tenants of Brookdale Center and the Partnership's former mortgage lender. Accordingly, the Partnership's portion of the Tax Settlement will be reduced by an amount the Court determines is owed to the former tenants or the former mortgage lender, and remains uncertain at this time. The Court also approved certain technical modifications to the Partnership's Plan of Reorganization facilitating interim payment of distributions to Unitholders, and a cash distribution in the amount of $0.2825 per Unit was paid to the Limited Partners on July 28, 1998.


Items 2-5 Not applicable.


Item 6    Exhibits and reports on Form 8-K.

          (a)   Exhibits -

            (27)    Financial Data Schedule

          (b) No reports on Form 8-K were filed during the three months ended June 30, 1998.





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



           MIDWEST REAL ESTATE SHOPPING CENTER L.P.

                   BY:  MIDWEST CENTERS INC.
                        General Partner



Date: August 13, 1998    BY:  /s/ Robert J. Hellman
                         President, Director and
                         Chairman of the Board


Date: August 13, 1998    BY:  /s/ Joan Berkowitz
                         Vice President and
                         Chief Financial Officer