Form 10-Q
period 1998-09-30
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1998-11-16
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

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

                                 Yes X   No ____

BALANCE SHEETS
                                            At September  30,   At December 31,
                                                        1998              1997
                                                  (unaudited)         (audited)
                                            ----------------    --------------
Assets
Cash and cash equivalents                         $6,516,983        $4,430,503
Due from affiliates, net                                  --           141,345
Prepaid expenses                                          --            13,530
                                                  ----------        ----------
      Total Assets                                $6,516,983        $4,585,378
                                                  ==========        ==========
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses           $  301,390         $ 113,313
  Refunds due to former tenants                    3,994,133                --
  Deferred credit                                  1,132,223                --
                                                  ----------        ----------
      Total Liabilities                            5,427,746           113,313
                                                  ----------        ----------
Partners' Capital:
  General Partner                                     10,893            44,722
  Limited Partners (10,700,000
    securities outstanding)                        1,078,344         4,427,343
                                                  ----------        ----------
      Total Partners' Capital                      1,089,237         4,472,065
                                                  ----------        ----------
      Total Liabilities and Partners' Capital     $6,516,983        $4,585,378
                                                  ==========        ==========


STATEMENT OF PARTNERS' CAPITAL  (UNAUDITED)
For the nine months ended September 30, 1998
                                         General        Limited
                                         Partner       Partners          Total
                                        --------    -----------    -----------
Balance at December 31, 1997            $ 44,722    $ 4,427,343    $ 4,472,065
Net loss                                  (3,296)      (326,249)      (329,545)
Distributions                            (30,533)    (3,022,750)    (3,053,283)
                                        --------    -----------    -----------
Balance at September 30, 1998           $ 10,893    $ 1,078,344    $ 1,089,237
                                        ========    ===========    ===========

STATEMENTS OF OPERATIONS (UNAUDITED)
                                 Three months ended          Nine months ended
                                       September 30,              September 30,
                                    1998       1997          1998         1997
                              ----------   --------    ----------    ---------
Income
Interest                      $   47,898   $ 36,000    $   88,360    $ 109,926
Other income                   4,252,352         --     4,252,352           --
                              ----------   --------    ----------    ---------
       Total Income            4,300,250     36,000     4,340,712      109,926
                              ----------   --------    ----------    ---------
Expenses
General and administrative        69,775     20,132       186,466      135,561
Professional fees                 24,835     38,049       489,658      274,558
Refunds due to former
  tenants                      3,994,133         --     3,994,133           --
                              ----------   --------    ----------    ---------
       Total Expenses          4,088,743     58,181     4,670,257      410,119
                              ----------   --------    ----------    ---------
       Net Income (Loss)      $  211,507   $(22,181)   $ (329,545)   $(300,193)
                              ==========   ========    ==========    =========
Net Income (Loss) Allocated:
To the General Partner        $    2,115   $   (222)   $   (3,296)   $  (3,002)
To the Limited Partners          209,392    (21,959)     (326,249)    (297,191)
                              ----------   --------    ----------    ---------
                              $  211,507   $(22,181)   $ (329,545)   $(300,193)
                              ==========   ========    ==========    =========
Per limited partnership
unit (10,700,000
securities outstanding)           $ 0.02    $ (0.00)      $ (0.03)     $ (0.03)
                                  ------    -------       -------      -------


STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                            1998          1997
                                                     -----------    ----------
Cash Flows From Operating Activities:
Net loss                                             $  (329,545)   $ (300,193)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
    Due from affiliates, net                             141,345           (61)
    Prepaid expenses                                      13,530            --
    Accounts payable and accrued expenses                188,077      (316,303)
    Refunds due to former tenants                      3,994,133            --
    Deferred credit                                    1,132,223            --
                                                     -----------    ----------
Net cash provided by (used for) operating
  activities                                           5,139,763      (616,557)
                                                     -----------    ----------
Cash Flows From Financing Activities:
  Cash distributions                                  (3,053,283)           --
                                                     -----------    ----------
Net cash used for financing activities                (3,053,283)           --
                                                     -----------    ----------
Net increase (decrease) in cash and cash
  equivalents                                          2,086,480      (616,557)
Cash and cash equivalents, beginning of period         4,430,503     5,812,917
                                                     -----------    ----------
Cash and cash equivalents, end of period             $ 6,516,983    $5,196,360
                                                     ===========    ==========

NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997 and the statement of partners' capital for the nine months ended September 30, 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

The Partnership pursued a property tax assessment appeal with respect to Brookdale Center for a portion of the time that the Partnership owned it. A settlement was negotiated with Hennepin County, Minnesota (the "Tax Settlement"), and at a hearing on July 16, 1998, the Tax Settlement was approved by the Court. However, the allocation and distribution of the refunded taxes, which total approximately $5.4 million, was challenged by certain former tenants of Brookdale Center and the Partnership's former mortgage lender. On September 30, 1998 the Court issued an order approving the distribution of tax refunds to the former tenants which totaled $3,994,133. The balance of the tax settlement will be held by the Partnership pending resolution of the challenge by the former mortgage lender which is being considered by the bankruptcy judge responsible for the Partnership's plan of reorganization. The judge has advised the Partnership that his decision should be issued during the first week of December.

On July 28, 1998, after receiving approval from the Court, the Partnership paid a cash distribution in the amount of $0.2825 per Limited Partnership Unit. This amount represents the Partnership's cash, less reserves for current and contingent liabilities, which was paid out following the Settlement.

Upon resolution of the claim made by the former mortgage lender, the General Partner intends to distribute the Partnership's share of the rebated taxes, if any, along with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses) and proceed with the dissolution of the Partnership.

At September 30, 1998, the Partnership had cash and cash equivalents totaling $6,516,983 compared with $4,430,503 at December 31, 1997. The increase is primarily due to property tax refunds received in excess of distributions and payment of Partnership administrative and professional fees.

Accounts payable and accrued expenses totaled $301,390 at September 30, 1998, compared with $113,313 at December 31, 1997. The increase is primarily attributable to legal expenses incurred related to the Partnership's bankruptcy filing and property tax appeal regarding Brookdale Center.

Results of Operations

Net cash provided by operating activities totaled $5,139,763 for the nine months ended September 30, 1998 compared to net cash used for operating activities of $616,557 for the corresponding period in 1997. The increase in cash flow is primarily due to the Brookdale Center property tax settlement, net of differences in the timing of payments of professional fees between the two periods.

The Partnership reported net income for the three months ended September 30, 1998 of $211,507, and net loss for the nine months ended September 30, 1998 of $329,545, compared to net losses of $22,181 and $300,193 for the corresponding periods in 1997. The change from net loss to net income for the three-month period is primarily due to Brookdale Center property tax refunds, net of funds allocated to former tenants. For the nine-month period, the higher net loss is primarily attributable to increases in professional fees, particularly legal expenses related to the Partnership's bankruptcy and tax appeal regarding Brookdale Center.

General and administrative expenses totaled $69,775 and $186,466 for the three and nine months ended September 30, 1998, compared with $20,132 and $135,561 for the corresponding periods in 1997. The increases reflect higher postage and administrative expenses and professional fees related to the Partnership's bankruptcy filing and property tax appeal.


Part II        Other Information

Item 1         Legal Proceedings

               On July 16, 1998, the Court heard a motion filed by the Partnership to: (i) secure the Court's approval of the Brookdale Center property tax appeal settlement, and (ii) set the record date for the payment of distributions to Unitholders. The Court approved the Brookdale Center property tax appeal settlement, however, the allocation and distribution of the refunded taxes, which total approximately $5.4 million, had been challenged by certain former tenants of Brookdale Center and the Partnership's former mortgage lender. On September 30, 1998, the Court issued an order approving the distribution of $3,994,133 to the former tenants. The balance of the tax settlement shall be held by the Partnership pending resolution of the challenge by the former mortgage lender.

               The Court also approved certain technical modifications to the Partnership's Plan of Reorganization facilitating interim payment of distributions to Unitholders, and a cash distribution in the amount of $0.2825 per Unit was paid to the Limited Partners on July 28, 1998.

Items 2-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a) Exhibits -

                   (27) Financial Data Schedule

               (b) Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                MIDWEST REAL ESTATE SHOPPING CENTER L.P.

                           BY:  MIDWEST CENTERS INC.
                                General Partner



Date:  November 16, 1998        BY:  /s/Robert J. Hellman
                                    Robert J. Hellman
                                    President, Director and
                                    Chairman of the Board


Date:  November 16, 1998        BY:  /s/Doreen D. Odell
                                     Doreen D. Odell
                                     Vice President and
                                     Chief Financial Officer