Form 10-K
period 1998-12-31
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1999-03-31
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

  X            Annual Report pursuant to Section 13 or 15(d) of
-----                  the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                                             -----------------

              Transition Report Pursuant to Section 13 or 15(d) of
-----                 the Securities Exchange Act of 1934

                For the Transition period from         to
                                               -------    -------

                         Commission file number: 1-9331
                                                 ------


                    MIDWEST REAL ESTATE SHOPPING CENTER L.P.
                    ----------------------------------------
              Exact name of Registrant as specified in its charter


          Delaware                                               13-3384643
          --------                                               ----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

Attn.:  Andre Anderson
3 World Financial Center, 29th Floor, New York, NY               10285-2900
--------------------------------------------------               ----------
Address of principal executive offices                            Zip code

Registrant's telephone number, including area code:  (212) 526-3183

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

               10,700,000 UNITS OF LIMITED PARTNERSHIP SECURITIES
               --------------------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

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

                                     PART I

Item 1.  Business

(a)  General Development of Business
     -------------------------------

Midwest Real Estate Shopping Center L.P. (formerly Equitable Real Estate Shopping Centers, L.P.), a Delaware limited partnership (the "Partnership"), was formed on October 28, 1986. Midwest Centers Inc. (formerly Shearson ESC/GP Inc.), a Delaware corporation, is the general partner of the Partnership (the "General Partner"). Midwest Centers Depositary Inc. (the "Assignor Limited Partner", formerly Shearson ESC Corp.) was the sole limited partner of the Partnership. The General Partner and the Assignor Limited Partner are affiliates of Lehman Brothers Holdings, Inc.

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

The Partnership was formed to acquire from The Equitable Life Assurance Society of the United States ("Equitable") two regional shopping malls which Equitable had owned since 1978: Brookdale Center, located in Brooklyn Center (Hennepin County), Minnesota ("Brookdale"), and Northland Center, located in Southfield (Oakland County), Michigan ("Northland") (together the "Properties"). On December 30, 1986, the Partnership acquired the lease fee interest in the land and improvements constituting the Properties for a total purchase price of $130,025,000 ($49,000,000 for Brookdale and $81,025,000 for Northland).

Two mortgage notes from Equitable were issued on December 30, 1986 in the initial principal amounts of $15,175,000 (the "Brookdale Note") and $25,675,000 (the "Northland Note") (together, the "Notes"). The Partnership had deferred payment of principal and interest on the Northland Note until its scheduled maturity on June 30, 1995. In connection with the impending maturity of the Northland Note, the Partnership executed a contract with Equitable on March 28, 1994 for the sale of Northland at the price of $6,600,000 in excess of the balance of the Northland Note. On July 22, 1994, the sale was completed and the Northland Note was paid off. The effective date of the sale of Northland was January 1, 1994 and any positive cash flow generated by Northland Center from January 1, 1994 to the closing date belonged to Equitable.

The Partnership also deferred payment of principal and interest on the Brookdale Note until its maturity date on June 30, 1995. The General Partner attempted, but was unable, to sell Brookdale and pay off the Brookdale Note prior to its maturity date. On July 5, 1995, Equitable notified the Partnership of its default under the terms of the Brookdale Note and that it would pursue all remedies available to it, including, without limitation, foreclosure of the lien of the Mortgage by power of sale or judicial foreclosure and the appointment of the receiver. Further to its July 5, 1995 notice of default to the Partnership, Equitable commenced advertising Brookdale for a public nonjudicial foreclosure. The date of this foreclosure sale was subsequently postponed on several occasions. On June 21, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to prevent the foreclosure sale of Brookdale, which was then scheduled for June 21, 1996. Subsequently, the Partnership and Equitable executed a letter of intent that outlined the principal terms of a proposed loan work-out relating to Brookdale and a plan of reorganization (the "Plan") for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable.

On December 16, 1996, the Partnership transferred ownership of Brookdale, in accordance with the terms of the Plan, to Equitable and EML Associates in consideration of a $500,000 payment to the Partnership from Equitable. In accordance with the disposition of Brookdale, the Partnership was relieved of its mortgage obligation on Brookdale. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a detailed discussion of the Partnership's loan work-out with Equitable, its filing for protection under Chapter 11 of the Bankruptcy Code and events subsequent to such filing.

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

Upon resolution of the claim made by the former mortgage lender, the General Partner intends to distribute the Partnership's share of the rebated taxes, if any, along with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses) and proceed with the dissolution of the Partnership. (See Item 3.)

Employees
---------

The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner.


Item 2.  Properties

On December 16, 1996, the Partnership transferred ownership of Brookdale, the Partnership's one remaining property, to Equitable and EML, in accordance with the terms of the Plan. As of December 31, 1998, the Partnership owned no real estate.


Item 3.  Legal Proceedings

Legal Settlement
----------------
On January 17, 1995, the Partnership announced that an action had been filed against the General Partner, the Partnership and other defendants in the United States District Court for the Southern District of New York on behalf of all persons who owned Limited Partnership Units of the Partnership on June 7, 1994. The complaint alleged, among other things, that the solicitation statement used by the Partnership to solicit the consent of the Unitholders to the July 1994 sale of Northland (the "Solicitation Statement") contained material misrepresentations and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The complaint also alleged claims for breach of fiduciary duty, negligent misrepresentation and breach of the limited partnership agreement related to the Northland sale and the partial liquidation of the assets. Plaintiffs sought, among other things, compensatory damages and to have their action certified as a class action under the Federal Rules of Civil Procedure. On May 12, 1995, the Partnership announced that two similar actions had been filed in the District Court for the Southern District of New York. On November 16, 1995, the complaints in one of these three actions was amended to add a derivative claim for breach of fiduciary duty on behalf of the Partnership. The amended complaint also alleged that the General Partner, assisted by the other defendants, breached its fiduciary duties by failing to take steps to maximize the value of Brookdale.

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

In January 1997, the Partnership, the General Partner and the other defendants in these unitholder actions engaged with the plaintiffs in mediation proceedings supervised by a former U.S. magistrate judge. In October 1997, the Partnership entered into a stipulation and agreement of settlement (the "Settlement") of the class action litigation originally brought against it and other parties in 1994. The General Partner decided to settle the actions solely to avoid further expense and the burden of continued litigation, and continues to deny the allegations asserted against it in the complaint. Pursuant to the Settlement, which resolves all matters among the parties, the Partnership contributed $500,000 toward a fund for the payment of all plaintiffs' claims. On February 20, 1998, the Bankruptcy Court issued and executed an order approving the Settlement which included a full and final release of the Unitholder claims against the Partnership, the General Partner and the other defendants.

Brookdale Property Tax Settlement
---------------------------------
The Partnership pursued a property tax assessment appeal with respect to Brookdale Center for a portion of the time that the Partnership owned it. A settlement was negotiated with Hennepin County, Minnesota (the "Tax Settlement"), and at a hearing on July 16, 1998, the Tax Settlement was approved by the Bankruptcy Court. However, the allocation and distribution of the refunded taxes, which total approximately $5.4 million, was challenged by certain former tenants of Brookdale Center and the Partnership's former mortgage lender. On September 30, 1998, the Bankruptcy Court issued an order approving the distribution of tax refunds to the former tenants which totaled $3,994,133. The balance of the tax settlement will be held by the Partnership pending resolution of the challenge by the former mortgage lender which is being considered by the bankruptcy judge.

On July 28, 1998, after receiving approval from the Bankruptcy Court, the Partnership paid a cash distribution in the amount of $0.2825 per Limited Partnership Unit.

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


                                     PART II

Item 5.  Market for the Registrant's Limited Partnership
         Units and Related Security Holder Matters

Market Information
------------------
Prior to June 24, 1996, the Partnership's Units were listed on the New York Stock Exchange (the "NYSE") and traded under the symbol "EQM". On June 24, 1996, the NYSE notified the Partnership that the trading of the Units had been suspended and would be delisted from the NYSE effective as of the close of business on June 24, 1996. According to a press release issued by the NYSE, its action was taken in view of the fact that the Partnership had fallen below the NYSE's continued listing criterion relating to aggregate market value of shares outstanding (less than $8 million) together with average net income after taxes for the past three years (less than $600,000); aggregate market value of publicly-held shares (less than $5 million); and the Partnership's announcement on June 20, 1996 that it had filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code.

As of December 31, 1998, there were 4,853 Unit Holders.

Cash Distributions
------------------
Cash distributions to the Limited Partners were suspended during the fourth quarter of 1995. No distributions were paid during the years ended December 31, 1996 and 1997. On July 27, 1998, the Partnership made a distribution in the amount of $0.2825 per Limited Partnership Unit.

Related Security Holder Matters
-------------------------------

The Partnership is a "publicly traded partnership" for purposes of Federal income taxation. The Revenue Act of 1987 (the "Act") changed the Federal income tax treatment of "publicly traded partnerships." Under the Act, the Partnership could have been taxed as a corporation for Federal income tax purposes beginning in 1998 if the Partnership did not satisfy income tests under the Act. In 1998, the Partnership satisfied such tests. Under the modified rules applicable to publicly traded partnerships, the passive loss rules are applied separately for the items attributable to each publicly traded partnership.

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


Item 6.  Selected Financial Data

(dollars in thousands except per Unit data)
As of and for the years ended December 31,

                                       1998          1997          1996          1995          1994
---------------------------------------------------------------------------------------------------

Total Income                        $ 4,364(1)    $   145       $25,595(2)    $11,772       $12,695
Net Income (Loss)                      (375)         (838)       11,621       (10,764)(3)    (7,567)(4)
Net Income (Loss) per Unit             (.03)         (.08)         1.07         (1.00)         (.79)
Real Estate                              --            --            --        24,500        35,072
Mortgage Notes Payable                   --            --            --        38,029        33,652
Total Assets                          2,414         4,585         5,954        32,365        42,302
Cash Distributions per Unit (5)     $   .28       $    --       $    --       $   .21       $ 1.145

(1) Includes property tax settlement with respect to Brookdale Center. See Item 7 below.
(2) Includes $15,726,730 extraordinary gain on forgiveness of mortgage loan obligation.
(3) Includes write-down in carrying value of Brookdale.
(4) Includes gain on sale of Northland and write-down in carrying value of Brookdale.
(5) Includes a special distribution resulting primarily from the sale of the Northland property in
    1994 in the amount of $.865 per unit.

The above selected financial data should be read in conjunction with the financial statements and notes thereto contained in Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

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

On April 12, 1996, the Partnership and Equitable executed a letter of intent that outlined the principal terms, as described below, of a plan of reorganization (the "Plan") for the Partnership under Chapter 11 of the Bankruptcy Code that would be supported by Equitable. On June 21, 1996, the Partnership filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") in order to prevent the foreclosure sale of Brookdale, which was scheduled for June 21, 1996. The Partnership undertook the bankruptcy filing after extended negotiations with Equitable. As a result of the bankruptcy filing, among other reasons, trading of the Partnership's Units on the New York Stock Exchange was suspended as of June 24, 1996.

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

Despite intensive marketing efforts, the Partnership was unable to secure an acceptable third-party buyer for Brookdale by November 15, 1996. Consequently, on December 16, 1996, the Partnership transferred ownership of Brookdale, in accordance with the terms of the Plan, to Equitable and EML for the aforementioned purchase price of $500,000. In accordance with the disposition of Brookdale, the Partnership was relieved of its obligation to repay the Brookdale Note.

In October 1997, the Partnership entered into a stipulation and agreement of settlement (the "Settlement") of the class action litigation originally brought against it and other parties in 1994. The General Partner decided to settle the actions solely to avoid further expense and the burden of continued litigation, and continues to deny the allegations asserted against it in the complaint. Pursuant to the Settlement, which resolves all matters among the parties, the Partnership contributed $500,000 toward a fund for the payment of all plaintiffs' claims. On February 20, 1998, the Bankruptcy Court issued and executed an order approving the Settlement which included a full and final release of the Unitholder claims against the Partnership, the General Partner and the other defendants.

The Partnership pursued a property tax assessment appeal with respect to Brookdale for a portion of the time that the Partnership owned it. A settlement was negotiated with Hennepin County, Minnesota (the "Tax Settlement"), and at a hearing on July 16, 1998, the Tax Settlement was approved by the Bankruptcy Court. However, the allocation and distribution of the refunded property taxes, which total approximately $5.4 million, was challenged by certain former tenants of Brookdale and Equitable, as the Partnership's former mortgage lender. On September 30, 1998, the Bankruptcy Court issued an order approving the distribution of property tax refunds to the former tenants which totaled $3,994,133. The balance of the tax settlement is classified on the Partnership's balance sheet at December 31, 1998 as deferred credit, and will be held by the Partnership pending resolution of the challenge by Equitable. The Bankruptcy Court with jurisdiction over the Partnership's bankruptcy case heard the argument on Equitable's challenge on September 16, 1998. The issue has been fully briefed and the Partnership is awaiting a decision from the Bankruptcy Court.

On July 28, 1998, after receiving approval from the Bankruptcy Court, the Partnership paid a cash distribution in the amount of $0.2825 per Limited Partnership Unit. This amount represents the Partnership's cash, less reserves for current and contingent liabilities, which was paid out following the Settlement.

Upon resolution of the claim made by Equitable for a portion of the refunded property taxes, the General Partner intends to distribute the Partnership's share of the rebated taxes, if any, along with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses) and proceed with the dissolution of the Partnership.

At December 31, 1998, the Partnership had cash and cash equivalents totaling $2,409,947 compared to $4,430,503 at December 31, 1997. The decrease is due to the payment of a cash distribution on July 27, 1998 (see Item 5) and expenditures for partnership operations and professional fees.

Due from affiliates totaled $4,216 at December 31, 1998 compared with $141,345 at December 31, 1997. The decrease reflects the payment of certain amounts due from affiliates of Midwest Centers Inc. during the second quarter of 1998.

Accounts payable and accrued expenses increased from $113,313 at December 31, 1997 to $237,954 at December 31, 1998 primarily due to certain outstanding legal fees associated with the Partnership's 1996 bankruptcy filing and other professional fees incurred in connection with the Partnership's administration.

Year 2000 Initiatives
---------------------
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

It is anticipated that the Partnership will be dissolved prior to December 31, 1999. In the event that the Partnership is not dissolved prior to December 31, 1999, potential Year 2000 issues relate to the outside vendors which provide the Partnership's administrative services, including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which are expected to be Year 2000 compliant by December 31, 1999. The General Partner continues to discuss Year 2000 compliance with these outside vendors. It is anticipated that the cost of vendor compliance with Year 2000 issues will be borne primarily by these vendors. Although it is not possible at the present time to estimate the cost of this remediation work based on available information, the General Partner does not expect such costs to have a material adverse impact on the Partnership's business, results of operations or financial condition.

Due to the General Partner's intent to dissolve the Partnership before December 31, 1999, the General Partner currently does not have Year 2000 contingency plans. In the event it appears that the Partnership will not be dissolved during 1999, the General Partner intends to develop and implement contingency plans in 1999. However, there is no certainty such plans would fully mitigate any Year 2000 problems.

Market Risk
-----------
The Partnership's principal market risk exposure is interest rate risk. The Partnership has no long-term debt, and as a result of the sale of Brookdale Center, the Partnership no longer has any mortgage debt. Accordingly, the Partnership's interest risk exposure is primarily limited to interest earned on the Partnership's cash and cash equivalents which are invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Results of Operations
---------------------

1998 versus 1997
Cash provided by operating activities totaled $1,032,727 for the year ended December 31, 1998 compared to cash used for operating activities of $1,382,414 during 1997. The increased cash flow is primarily due to the Brookdale Center property tax settlement discussed above.

The Partnership reported a net loss of $374,796 for the year ended December 31, 1998 compared to a net loss of $837,985 during 1997. The change is primarily due to Brookdale property tax refunds, net of funds allocated to former tenants, and the costs of the litigation settled in 1997.

Interest income decreased from $140,681 for the year ended December 31, 1997 to $107,558 in 1998, reflecting lower average cash balances.

Professional fees totaled $541,724 for the year ended December 31, 1998 compared to $273,993 during 1997. The increase reflects higher legal fees related to the Partnership's bankruptcy filing and property tax appeal.

General and administrative expenses totaled $184,674 for the year ended December 31, 1998 compared with $161,539 for the year ended December 31, 1997. The increase reflect higher postage and administrative expenses related to the Partnership's bankruptcy filing, property tax appeal and cash distribution to partners during 1998.

1997 versus 1996
Net cash used for operating activities totaled $1,382,414 for the year ended December 31, 1997 compared to $658,106 in 1996. The increased cash flow deficit is primarily due to the payment of $500,000 pursuant to the terms of the Settlement (see Item 3), and the payment of general and administrative expenses and professional fees.

As a result of the disposition of Brookdale, the following categories decreased from their respective balances for the year ended December 31, 1996 to $0 in 1997: rental income, escalation income, property operating expense, real estate taxes and interest expense. Additionally, miscellaneous income decreased from $126,582 for the year ended December 31, 1996 to $3,897 in 1997 due to the disposition of Brookdale.

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

The directors and executive officers of the General Partner are as follows:

       Name                       Office
       ----                       ------
       Rocco F. Andriola          Director
       Stevan N. Bach             Director
       Kathleen B. Carey          Director
       Raymond C. Mikulich        Director
       Michael T. Marron          President, Director and Chairman of the Board
       William T. McDermott       Vice President and Chief Financial Officer

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996.
Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New
York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Stevan N. Bach, 59, is President of Bach Realty Advisors, Inc., a real estate valuation and consulting firm based in Houston, Texas. Mr. Bach has over 33 years of experience in the real estate business. From 1985 to 1997, Mr. Bach was President then CEO of Bach, Thoreen, McDermott, Inc. From December 1980 through July 1984, Mr. Bach was a Senior Vice President, National Director and General Manager of the Southwestern Region for Landauer Associates, Inc. From December 1975 through December 1980, Mr. Bach was the Vice President and Manager of Coldwell Banker Appraisal Services. Mr. Bach is a graduate of the University of Southern California.

Kathleen B. Carey, 45, is an attorney specializing in commercial real estate. She is a graduate of the State University of New York at Albany and St. John's University Law School. In 1987, she joined the Connecticut law firm of Cummings & Lockwood and served as a partner in the firm from 1989 until mid-1994. Kathleen's practice has involved all facets of acquisitions, sales and financing of commercial properties, including multifamily housing, office buildings and shopping centers. She is admitted to practice in New York, Connecticut and California and worked as an independent commercial real estate consultant until August of 1996 when she joined GE Capital Investment Advisors as a Managing Director. In November 1998 she became President.

Raymond C. Mikulich, 45, is a Managing Director of Lehman Brothers, and since January 1988, has been head of the Real Estate Investment Banking Group. Prior to joining Lehman Brothers Kuhn Loeb in 1982, Mr. Mikulich was a Vice President with LaSalle National Bank, Chicago, in the Real Estate Advisory Group, where he was responsible for the acquisition of equity interests in commercial real estate. Over his 23 years in the real estate business, Mr. Mikulich has arranged acquisitions and dispositions on behalf of both individuals and institutional investors. Mr. Mikulich holds a BA degree from Knox College and a JD degree from Kent College of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.

Item 11.  Executive Compensation

The Directors and Officers of the General Partner do not receive any salaries or other compensation from the Partnership, except that Mr. Bach and Ms. Carey receive $12,000 per year for serving as Directors of the General Partner. During 1998, Mr. Bach and Ms. Carey each were paid $6,000 relating to 1998 director fees. During 1997, Mr. Bach and Ms. Carey each were paid $19,200 relating to 1996 and 1997 director fees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - To the knowledge of the Partnership, no person owns more than 5% of the outstanding Units as of December 31, 1998.

(b) Security Ownership of Management - Various employees of Lehman Brothers that perform services on behalf of the General Partner own no units of the Partnership as of December 31, 1998.

(c)  Changes in Control - None


Item 13.  Certain Relationships and Related Transactions

The General Partner, an affiliate of Lehman Brothers, is entitled to receive a portion of Operating Cash Flow and Net Proceeds from Capital Transactions. During 1998, the General Partner received distributions totaling $30,533, representing its allocable share of the Partnership's cash, less reserves for current and contingent liabilities, which was paid out following approval by the Court of certain modifications to the Partnership's bankruptcy plan facilitating interim distributions.

Affiliates of the General Partner have been responsible for certain administrative functions of the Partnership. For amounts paid to such affiliates, see Note 5 of the Notes to Financial Statements.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (2).
---------------
                    MIDWEST REAL ESTATE SHOPPING CENTER L.P.
                        (a Delaware limited partnership)

                   Index to Financial Statements and Schedule

                                                                    Page
                                                                   Number
                                                                   ------

    Independent Auditors' Report ....................................F-1

    Balance Sheets

    At December 31, 1998 and 1997 ...................................F-2

    Statements of Partners' Capital (Deficit)

    For the years ended December 31, 1998, 1997 and 1996 ............F-2

    Statements of Operations

    For the years ended December 31, 1998, 1997 and 1996 ............F-3

    Statements of Cash Flows

    For the years ended December 31, 1998, 1997 and 1996 ............F-4

    Notes to the Financial Statements ...............................F-5

    Schedule II - Valuation and Qualifying Accounts ................F-10

(b) Exhibits.
-------------

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

* Previously filed

(c) Reports on Form 8-K during the three months ended December 31, 1998:

    No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MIDWEST REAL ESTATE SHOPPING CENTER L.P.

                            BY: Midwest Centers Inc.
                                General Partner


Date:  March 31, 1999           BY:    /s/Michael T. Marron
                                       --------------------
                                Name:  Michael T. Marron
                                Title: President, Director
                                       and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                MIDWEST CENTERS INC.
                                General Partner


Date:  March 31, 1999           BY:    /s/Rocco F. Andriola
                                       --------------------
                                Name:  Rocco F. Andriola
                                Title: Director


Date:  March 31, 1999           BY:    /s/Raymond Mikulich
                                       -------------------
                                Name:  Raymond Mikulich
                                Title: Director


Date:  March 31, 1999           BY:    /s/Stevan N. Bach
                                       -----------------
                                Name:  Stevan N. Bach
                                Title: Director


Date:  March 31, 1999           BY:    /s/Kathleen Carey
                                       -----------------
                                Name:  Kathleen Carey
                                Title: Director


Date:  March 31, 1999           BY:    /s/Michael T. Marron
                                       --------------------
                                Name:  Michael T. Marron
                                Title: President, Director
                                       and Chairman of the Board


Date:  March 31, 1999           BY:    /s/William T. McDermott
                                       -----------------------
                                Name:  William T. McDermott
                                Title: Vice President and Chief Financial
                                       Officer

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Real Estate Shopping Center L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in 1996. The General Partner agreed to a property tax assessment appeal settlement with respect to a property previously owned by the Partnership. Upon approval by the bankruptcy court of the distribution of the property tax settlement proceeds collected during 1998, the General Partner intends to distribute the Partnership's remaining cash reserves to the Unitholders and dissolve the Partnership.


                                          KPMG Peat Marwick LLP



Boston, Massachusetts
February 19, 1999

MIDWEST REAL ESTATE SHOPPING CENTER L.P.

--------------------------------------------------------------------------------------
BALANCE SHEETS
                                                     At December 31,   At December 31,
                                                                1998              1997
--------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                 $2,409,947        $4,430,503
Due from affiliates, net (note 5)                              4,216           141,345
Prepaid expenses                                                  --            13,530
--------------------------------------------------------------------------------------
     Total Assets                                         $2,414,163        $4,585,378
======================================================================================
Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses                     $  237,954        $  113,313
Deferred credit (note 1)                                   1,132,223                --
                                                          ----------------------------
     Total Liabilities                                     1,370,177           113,313
                                                          ----------------------------
Partners' Capital (note 4):
  General Partner                                             10,441            44,722
  Limited Partners (10,700,000 securities outstanding)     1,033,545         4,427,343
                                                          ----------------------------
     Total Partners' Capital                               1,043,986         4,472,065
--------------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital              $2,414,163        $4,585,378
======================================================================================


--------------------------------------------------------------------------------------
STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 1998, 1997 and 1996

                                                   General       Limited
                                                   Partner      Partners         Total
--------------------------------------------------------------------------------------
Balance at December 31, 1995                   $  (111,270)  $(6,199,336)  $(6,310,606)
Net income                                         164,371    11,456,285    11,620,656
--------------------------------------------------------------------------------------
Balance at December 31, 1996                        53,101     5,256,949     5,310,050
Net loss                                            (8,379)     (829,606)     (837,985)
--------------------------------------------------------------------------------------
Balance at December 31, 1997                        44,722     4,427,343     4,472,065
Net loss                                            (3,748)     (371,048)     (374,796)
Distributions                                      (30,533)   (3,022,750)   (3,053,283)
--------------------------------------------------------------------------------------
Balance at December 31, 1998                   $    10,441   $ 1,033,545   $ 1,043,986
======================================================================================

See accompanying notes to the financial statements.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.

--------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
For the years ended December 31,
                                                      1998          1997          1996
--------------------------------------------------------------------------------------
Income
Rental income                                  $        --   $        --   $ 4,485,981
Escalation income                                       --            --     4,957,157
Interest income                                    107,558       140,681       298,324
Miscellaneous income                                    --         3,897       126,582
                                               ---------------------------------------
     Total Income                                  107,558       144,578     9,868,044
--------------------------------------------------------------------------------------
Expenses
Property operating expenses                             --            --     3,353,737
Real estate taxes                                       --            --     2,487,771
Interest expense                                        --            --     7,004,184
Professional fees                                  541,724       273,993       823,894
Litigation settlement (note 6)                          --       500,000            --
General and administrative                         184,674       161,539       304,532
Other expenses                                      18,390        47,031            --
                                               ---------------------------------------
     Total Expenses                                744,788       982,563    13,974,118
--------------------------------------------------------------------------------------
Loss from operations                              (637,230)     (837,985)   (4,106,074)
--------------------------------------------------------------------------------------
Other income (expense):
Other income                                     4,256,567            --            --
Refunds to former tenants                       (3,994,133)           --            --
                                               ---------------------------------------
     Total other income                            262,434            --            --
--------------------------------------------------------------------------------------
Loss before extraordinary item                    (374,796)     (837,985)   (4,106,074)
--------------------------------------------------------------------------------------
Extraordinary Item:
Gain on forgiveness of Brookdale mortgage
 note (note 3)                                          --            --    15,726,730
--------------------------------------------------------------------------------------
     Net Income (Loss)                         $  (374,796)  $  (837,985)  $11,620,656
======================================================================================
Net Income (Loss) Allocated:
To the General Partner                         $    (3,748)  $    (8,379)  $   164,371
To the Limited Partners                           (371,048)     (829,606)   11,456,285
--------------------------------------------------------------------------------------
                                               $  (374,796)  $  (837,985)  $11,620,656
======================================================================================
Per limited partnership unit
(10,700,000 units outstanding)
Net loss from operations before
extraordinary item                                  $ (.03)       $ (.08)       $ (.38)
Extraordinary item                                      --            --          1.45
--------------------------------------------------------------------------------------
Net Income (Loss)                                   $ (.03)       $ (.08)       $ 1.07
======================================================================================

See accompanying notes to the financial statements.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.

--------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
For the years ended December 31,
                                                                 1998           1997          1996
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                         $  (374,796)   $  (837,985)  $11,620,656
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Gain on forgiveness of Brookdale mortgage note                   --             --   (15,726,730)
  Increase in interest on Brookdale mortgage note                  --             --     2,139,126
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                                --             --       688,633
    Accounts receivable                                            --             --       172,654
    Deferred rent receivable                                       --             --       112,931
    Due from affiliates, net                                  137,129            (61)       (2,222)
    Prepaid expenses                                           13,530        (13,530)       (1,409)
    Deferred credit                                         1,132,223             --            --
    Accounts payable and accrued expenses                     124,641       (530,838)      338,255
                                                          ----------------------------------------
Net cash provided by (used for) operating activities        1,032,727     (1,382,414)     (658,106)
--------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Proceeds from Brookdale foreclosure sale                           --             --       500,000
                                                          ----------------------------------------
Net cash provided by investing activities                          --             --       500,000
--------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Distributions paid                                         (3,053,283)            --            --
                                                          ----------------------------------------
Net cash used for financing activities                     (3,053,283)            --            --
--------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (2,020,556)    (1,382,414)     (158,106)
Cash and cash equivalents, beginning of period              4,430,503      5,812,917     5,971,023
                                                          ----------------------------------------
Cash and cash equivalents, end of period                  $ 2,409,947    $ 4,430,503   $ 5,812,917
==================================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest                    $        --    $        --   $ 6,097,817
--------------------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Operating Activities:
The Partnership transferred $440,982 of net operating assets of Brookdale to Equitable pursuant to the foreclosure sale in 1996.
--------------------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Financing Activities:
In connection with the foreclosure sale of Brookdale in 1996, the Partnership was released from the $40,167,712 mortgage loan obligation.
--------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


NOTES TO THE FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996

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

On July 22, 1994, the Partnership sold Northland Center back to Equitable.

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

No acceptable offer was received by the deadline and, as a result, on December 16, 1996, Equitable obtained title to Brookdale pursuant to the Plan. The Partnership was relieved of its mortgage obligation on Brookdale and received $500,000 from Equitable, pursuant to the Plan. The Partnership recorded a $15,726,730 gain on forgiveness of the Brookdale Note in 1996.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


The Partnership pursued a property tax assessment appeal with respect to Brookdale Center for a portion of the time that the Partnership owned it. A settlement was negotiated with Hennepin County, Minnesota (the "Tax Settlement"), and on July 16, 1998, the Tax Settlement was approved by the Bankruptcy Court. However, the allocation and distribution of the refunded taxes, which total approximately $5.4 million, was challenged by certain former tenants of Brookdale and the Partnership's former mortgage lender. On September 30, 1998 the Bankruptcy Court issued an order approving the distribution of tax refunds to the former tenants which totaled $3,994,133. Costs incurred in 1998 by the Partnership to obtain the property tax refund were $164,893 and are recorded in professional fees. The balance of the tax settlement proceeds will be held by the Partnership pending resolution of the challenge by the former mortgage lender which is being considered by the Bankruptcy Court. The former lender's claim of $1,132,223 has been recorded as a deferred credit on the December 31, 1998 balance sheet. The Bankruptcy Court with jurisdiction over the Partnership's bankruptcy case heard the argument on Equitable's challenge on September 16, 1998. The issue has been fully briefed and the Partnership is awaiting a decision from the Bankruptcy Court.

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

The carrying amount of cash and cash equivalents, due from affiliates, prepaid expenses, deferred credit, and accounts payable and accrued expenses are reasonable estimates of their fair values due to the short-term nature of those instruments.

Offering Costs Offering costs are nonamortizable and have been deducted from partners' capital.

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

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


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

Financing for the purchase of the Properties from Equitable was provided by two nonrecourse zero coupon mortgage notes in the initial principal amounts of $15,175,000 (the "Brookdale Note") and $25,675,000 (the "Northland Note"). On July 22, 1994, the Partnership executed an agreement with Equitable for the sale of Northland for the price of $6,600,000 in excess of the balance of the existing first mortgage loan and recognized a gain of $4,610,550 from the sale in 1994. The Brookdale Note had an interest rate of 10.2% per annum, compounded semiannually and matured June 30, 1995. As described in Note 1, the Partnership was unable to pay off the Brookdale Note at June 30, 1995. On July 5, 1995, the Partnership received notice from Equitable that the Partnership failed to pay all principal and accrued interest due under the terms of the Brookdale Note. Beginning on July 1, 1995, the Partnership started to accrue interest on the Mortgage at the default rate of 19%, in accordance with the Brookdale Note. As of December 16, 1996, the Partnership incurred $10,364,199 in default interest. On December 16, 1996, pursuant to the Plan, Equitable obtained title to Brookdale and relieved the Partnership of its obligations under the Brookdale
Note in the amount of $40,167,712.

The Partnership was relieved of its mortgage obligation on Brookdale and received $500,000 from Equitable, pursuant to the Plan. The Partnership recorded a gain on forgiveness of the Brookdale Note in the amount of $15,726,730. Pursuant to the Partnership Agreement (see note 4), this gain was allocated $205,432 to the General Partner and $15,521,298 to the Unitholders.

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

Distributions of net proceeds from capital transactions shall be distributed 99% to the Unitholders and 1% to the General Partner, until the Unitholders have received, from aggregate distributions of operating cash flow and net proceeds from capital transactions, an amount equal to a cumulative annual return of 11% compounded quarterly on their adjusted capital contributions. As of December 31, 1998, the Unitholders have not received their cumulative annual return.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


5.  Transactions with Related Parties
The General Partner or its affiliates earned fees and compensation in connection with the syndication, acquisition and administrative services rendered to the Partnership of $11,342,000 and incurred unreimbursed costs on behalf of the Partnership of $570,352. The aggregate amount of the aforementioned fees and compensation earned and unreimbursed costs was composed of $7,490,000 of offering costs and $4,422,352 of property financing and acquisition expenses. As of December 31, 1998, 1997 and 1996, $4,216, $141,345 and $141,284,
respectively, is due from affiliates.

For the years ended December 31, 1998, 1997 and 1996, $6,057, $2,111 and $5,931,
respectively, was earned by or expenses reimbursed to affiliates.

6.  Settlement of Securities Litigation
In January 1997, the Partnership, the General Partner and the other defendants in these unitholder actions engaged with the plaintiffs in mediation proceedings supervised by a former U.S. magistrate judge. In early October 1997, the Partnership entered into a stipulation and agreement of settlement (the "Settlement") of the following civil actions pending in the United States District Court for the Southern District of New York (the "District Court"):

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

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


7. Reconciliation of Financial Statement Net Income (Loss) and Partners' Capital (Deficit) to Federal Income Tax Basis Net Income (Loss) and Partners' Capital

                                                                 1998           1997          1996
--------------------------------------------------------------------------------------------------
Financial statement net income (loss)                     $  (374,796)   $  (837,985)  $ 11,620,656
Tax basis depreciation over financial
  statement depreciation                                           --             --    (2,383,610)
Tax basis other income over financial statement
  other income                                              1,132,223             --            --
Tax basis loss on sale of property over
  financial statement gain on sale of property                     --             --    (5,102,993)
Other                                                         200,000       (200,000)       (6,806)
                                                          ----------------------------------------
Federal income tax basis net income (loss)                $   957,427    $(1,037,985)  $ 4,127,247
--------------------------------------------------------------------------------------------------

Financial statement partners' capital                     $ 1,043,986    $ 4,472,065   $ 5,310,050
Current year financial statement net income
  (loss) over (under) federal income tax
  basis net income (loss)                                   1,332,223       (200,000)   (7,493,409)

Cumulative financial statement net income (loss) over
  (under) federal income tax basis net income (loss)         (200,000)            --     7,493,409
                                                          ----------------------------------------

Federal income tax basis partners' capital                $ 2,176,209    $ 4,272,065   $ 5,310,050
--------------------------------------------------------------------------------------------------

Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.

Schedule II  Valuation and Qualifying Accounts

                                  Balance at  Charged to              Balance at
                                   Beginning   Costs and                  End of
                                   of Period    Expenses  Deductions      Period
--------------------------------------------------------------------------------
Allowance for doubtful accounts:
--------------------------------

Year ended December 31, 1996:       $174,600    $282,375    $456,975    $     --

Year ended December 31, 1997:       $     --    $     --    $     --    $     --

Year ended December 31, 1998:       $     --    $     --    $     --    $     --
--------------------------------------------------------------------------------