Form 10-Q
period 1999-03-31
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1999-05-14
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------
    or

              Transition Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

              For the Transition period from           to
                                             ---------    ---------

                         Commission File Number: 1-9331
                                                 ------


                    MIDWEST REAL ESTATE SHOPPING CENTER L.P.
                    ----------------------------------------
              Exact Name of Registrant as Specified in its Charter


          Delaware                                               13-3384643
          --------                                               ----------
State or Other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                                Identification No.


3 World Financial Center, 29th Floor,
New York, NY   Attn.: Andre Anderson                               10285
------------------------------------                               -----
Address of Principal Executive Offices                           Zip Code


                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code




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

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


-------------------------------------------------------------------------------
BALANCE SHEETS
                                                  At March 31,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $2,306,868        $2,409,947
Due from affiliates, net                                4,216             4,216
Prepaid expenses                                        5,435                --
-------------------------------------------------------------------------------
      Total Assets                                 $2,316,519        $2,414,163
===============================================================================
Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses              $  217,731        $  237,954
Deferred credit                                     1,132,223         1,132,223
                                                   ----------------------------
      Total Liabilities                             1,349,954         1,370,177
                                                   ----------------------------
Partners' Capital:
  General Partner                                       9,667            10,441
  Limited Partners (10,700,000 securities
  outstanding)                                        956,898         1,033,545
                                                   ----------------------------
      Total Partners' Capital                         966,565         1,043,986
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital      $2,316,519        $2,414,163
===============================================================================


-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
For the three months ended March 31, 1999
                                            General       Limited
                                            Partner      Partners         Total
-------------------------------------------------------------------------------
Balance at December 31, 1998                $10,441    $1,033,545    $1,043,986
Net loss                                       (774)      (76,647)      (77,421)
-------------------------------------------------------------------------------
Balance at March 31, 1999                   $ 9,667    $  956,898    $  966,565
===============================================================================

See accompanying notes to the financial statements.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                                    Three months ended March 31,
                                                         1999              1998
-------------------------------------------------------------------------------
Income
Interest                                             $ 11,580         $  26,390
                                                     --------------------------
      Total Income                                     11,580            26,390
-------------------------------------------------------------------------------
Expenses
General and administrative                             19,248            54,761
Professional fees                                      69,753           249,902
                                                     --------------------------
      Total Expenses                                   89,001           304,663
-------------------------------------------------------------------------------
      Net Income (Loss)                              $(77,421)        $(278,273)
===============================================================================
Net Income (Loss) Allocated:
To the General Partner                               $   (774)        $  (2,783)
To the Limited Partners                               (76,647)         (275,490)
-------------------------------------------------------------------------------
                                                     $(77,421)        $(278,273)
===============================================================================
Per limited partnership unit
(10,700,000 securities outstanding)                    $ (.01)           $ (.03)
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31,
                                                         1999              1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                           $  (77,421)       $ (278,273)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Prepaid expenses                                   (5,435)           13,530
    Accounts payable and accrued expenses             (20,223)              747
                                                   ----------------------------
Net cash used for operating activities               (103,079)         (263,996)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents            (103,079)         (263,996)
Cash and cash equivalents, beginning of period      2,409,947         4,430,503
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $2,306,868        $4,166,507
===============================================================================

See accompanying notes to the financial statements.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, cash flows for the three months ended March 31, 1999 and 1998 and the statement of partners' capital for the three months ended March 31, 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


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

The Partnership pursued a property tax assessment appeal with respect to Brookdale Center for a portion of the time that the Partnership owned it. A settlement was negotiated with Hennepin County, Minnesota (the "Tax Settlement"), and at a hearing on July 16, 1998, the Tax Settlement was approved by the Court. However, the allocation and distribution of the refunded taxes, which total approximately $5.4 million, was challenged by certain former tenants of Brookdale Center and the Partnership's former mortgage lender, the Equitable Life Assurance Society of the United States ("Equitable"). On September 30, 1998 the Court issued an order approving the distribution of tax refunds to the former tenants which totaled $3,994,133. The balance of the tax settlement is classified on the Partnership's balance sheet as deferred credit, and will be held by the Partnership pending resolution of the challenge by Equitable. The Bankruptcy Court with jurisdiction over the Partnership's bankruptcy case heard the argument on Equitable's challenge on September 16, 1998. The issue has been fully briefed and the Partnership is expecting a decision from the Bankruptcy Court in the second quarter 1999.

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

At March 31, 1999, the Partnership had cash and cash equivalents totaling $2,306,868, compared with $2,409,947 at December 31, 1998. The decrease is primarily due to payment of Partnership administrative expenses and professional fees.

Accounts payable and accrued expenses totaled $217,731 at March 31, 1999, compared with $237,954 at December 31, 1998. The decrease is primarily attributable to a decrease in general and administrative expense net of an increase in legal expenses incurred related to the Partnership's bankruptcy filing and property tax appeal regarding Brookdale Center.

Results of Operations
---------------------

Net cash used for operating activities totaled $103,079 for the three months ended March 31, 1999, compared to net cash used for operating activities of $263,996 for the corresponding period in 1998. The increase in cash flow is primarily due to the Brookdale Center property tax settlement, net of differences in the timing of payments of professional fees between the two periods.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


The Partnership reported a net loss for the three months ended March 31, 1999 of $77,421, compared to a net loss of $278,273 for the corresponding period in 1998. The decrease in net loss for the three month period is primarily due to a reduction in professional fees.

General and administrative expenses totaled $19,248 for the three months ended March 31, 1999, compared with $54,761 for the corresponding period in 1998. The decrease reflects lower postage and administrative expenses.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed during the three months ended March 31, 1999.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        MIDWEST REAL ESTATE SHOPPING CENTER L.P.

                        BY: MIDWEST CENTERS INC.
                            General Partner


Date:  May 14, 1999         BY:    /s/Michael T. Marron
                                   ---------------------------------------------
                            Name:  Michael T. Marron
                            Title: President, Director and Chairman of the Board


Date:  May 14, 1999         BY:    /s/William T. McDermott
                                   ---------------------------------------------
                            Name:  William T. McDermott
                            Title: Vice President and Chief Financial Officer