Form 10-Q
period 1999-06-30
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1999-08-13
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------
    or

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


--------------------------------------------------------------------------------------
BALANCE SHEETS
                                                          At June 30,   At December 31,
                                                                1999              1998
                                                          (unaudited)         (audited)
--------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                 $2,211,813        $2,409,947
Due from affiliates, net                                       4,216             4,216
Other assets                                                   5,435                --
--------------------------------------------------------------------------------------
      Total Assets                                        $2,221,464        $2,414,163
======================================================================================
Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses                     $  162,002        $  237,954
Deferred credit                                            1,132,223         1,132,223
                                                          ----------------------------
      Total Liabilities                                    1,294,225         1,370,177
                                                          ----------------------------
Partners' Capital:
  General Partner                                              9,274            10,441
  Limited Partners (10,700,000 securities outstanding)       917,965         1,033,545
                                                          ----------------------------
      Total Partners' Capital                                927,239         1,043,986
--------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital             $2,221,464        $2,414,163
======================================================================================


-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
For the six months ended June 30, 1999
                                            General       Limited
                                            Partner      Partners         Total
-------------------------------------------------------------------------------
Balance at December 31, 1998                $10,441    $1,033,545    $1,043,986
Net loss                                     (1,167)     (115,580)     (116,747)
-------------------------------------------------------------------------------
Balance at June 30, 1999                    $ 9,274    $  917,965    $  927,239
===============================================================================

See accompanying notes to the financial statements.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


-----------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                  Three months ended June 30,    Six months ended June 30,
                                           1999         1998            1999         1998
-----------------------------------------------------------------------------------------
Income
Interest                               $ 11,256    $  14,072       $  22,836    $  40,462
                                       --------------------------------------------------
      Total Income                       11,256       14,072          22,836       40,462
-----------------------------------------------------------------------------------------
Expenses
General and administrative               10,900       61,930          30,148      116,691
Professional fees                        39,682      214,921         109,435      464,823
                                       --------------------------------------------------
      Total Expenses                     50,582      276,851         139,583      581,514
-----------------------------------------------------------------------------------------
      Net Loss                         $(39,326)   $(262,779)      $(116,747)   $(541,052)
=========================================================================================
Net Loss Allocated:
To the General Partner                 $   (393)    $ (2,628)      $  (1,167)   $  (5,411)
To the Limited Partners                 (38,933)    (260,151)       (115,580)    (535,641)
-----------------------------------------------------------------------------------------
                                       $(39,326)   $(262,779)      $(116,747)   $(541,052)
=========================================================================================
Per limited partnership unit
(10,700,000 securities outstanding)        $ --       $ (.02)         $ (.01)      $ (.05)
-----------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                         1999              1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                           $ (116,747)       $ (541,052)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Due from affiliates, net                               --           141,345
    Prepaid expenses                                   (5,435)           13,530
    Accounts payable and accrued expenses             (75,952)          174,326
                                                   ----------------------------
Net cash used for operating activities               (198,134)         (211,851)
-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents            (198,134)         (211,851)
Cash and cash equivalents, beginning of period      2,409,947         4,430,503
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $2,211,813        $4,218,652
===============================================================================

See accompanying notes to the financial statements.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998 and the statement of partners' capital for the six months ended June 30, 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

The Partnership pursued a property tax assessment appeal with respect to Brookdale Center for a portion of the time that the Partnership owned it. A settlement was negotiated with Hennepin County, Minnesota (the "Tax Settlement"), and at a hearing on July 16, 1998, the Tax Settlement was approved by the Court. However, the allocation and distribution of the refunded taxes, which total approximately $5.4 million, was challenged by certain former tenants of Brookdale Center and the Partnership's former mortgage lender, the Equitable Life Assurance Society of the United States ("Equitable"). On September 30, 1998 the Court issued an order approving the distribution of tax refunds to the former tenants which totaled $3,994,133. The balance of the tax settlement is classified on the Partnership's balance sheet as deferred credit, and will be held by the Partnership pending resolution of the challenge by Equitable. The Bankruptcy Court with jurisdiction over the Partnership's bankruptcy case heard the argument on Equitable's challenge on September 16, 1998. The issue has been fully briefed and the Partnership is expecting a decision from the Bankruptcy Court in the third quarter of 1999.

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

At June 30, 1999, the Partnership had cash and cash equivalents totaling $2,211,813, compared with $2,409,947 at December 31, 1998. The decrease is primarily due to payment of Partnership administrative expenses and professional fees.

Accounts payable and accrued expenses totaled $162,002 at June 30, 1999, compared with $237,954 at December 31, 1998. The decrease is primarily attributable to a decrease in general and administrative expenses, and professional fees.

Results of Operations
---------------------

Net cash used for operating activities totaled $198,134 for the six months ended June 30, 1999, compared to net cash used for operating activities of $211,851 for the corresponding period in 1998. The decrease in cash flow is primarily due to differences in the timing of payments of general and administrative expenses, and professional fees between the two periods.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


The Partnership reported a net loss for the three and six months ended June 30, 1999 of $39,326 and $116,747, compared to a net loss of $262,779 and $541,052 for the corresponding period in 1998. The decrease in net loss for the three and six month periods is primarily due to a reduction in general and administrative expenses, and professional fees.

General and administrative expenses totaled $10,900 and $30,148 for the three and six months ended June 30, 1999, compared with $61,930 and $116,691 for the corresponding periods in 1998. The decrease reflects lower travel, printing, postage and administrative expenses.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K -

                No reports on Form 8-K were filed during the quarter ended June 30, 1999.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        MIDWEST REAL ESTATE SHOPPING CENTER L.P.

                        BY: MIDWEST CENTERS INC.
                            General Partner


Date:  August 13, 1999      BY:    /s/Michael T. Marron
                                   ---------------------------------------------
                            Name:  Michael T. Marron
                            Title: President and Chief Financial Officer