Form 10-Q
period 1999-09-30
MIDWEST REAL ESTATE SHOPPING CENTER LP
filed 1999-11-12
CIK 806029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------
    or

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


---------------------------------------------------------------------------------------
BALANCE SHEETS
                                                      At September 30,   At December 31,
                                                                 1999              1998
                                                           (unaudited)         (audited)
---------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                  $2,189,345        $2,409,947
Due from affiliates, net                                       16,000             4,216
Other assets                                                    5,435                --
---------------------------------------------------------------------------------------
      Total Assets                                         $2,210,780        $2,414,163
=======================================================================================
Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses                      $  147,718        $  237,954
Other payable                                               1,149,389                --
Deferred credit                                                    --         1,132,223
                                                           ----------------------------
      Total Liabilities                                     1,297,107         1,370,177
                                                           ----------------------------
Partners' Capital:
  General Partner                                               9,138            10,441
  Limited Partners (10,700,000 securities outstanding)        904,535         1,033,545
                                                           ----------------------------
      Total Partners' Capital                                 913,673         1,043,986
---------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital              $2,210,780        $2,414,163
=======================================================================================


---------------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
For the nine months ended September 30, 1999
                                                    General       Limited
                                                    Partner      Partners         Total
---------------------------------------------------------------------------------------
Balance at December 31, 1998                        $10,441    $1,033,545    $1,043,986
Net loss                                             (1,303)     (129,010)     (130,313)
---------------------------------------------------------------------------------------
Balance at September 30, 1999                       $ 9,138    $  904,535    $  913,673
=======================================================================================

See accompanying notes to the financial statements.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                               Three months ended September 30,   Nine months ended September 30,
                                            1999          1998               1999           1998
------------------------------------------------------------------------------------------------
Income
Interest                                $ 10,547    $   47,898          $  33,383    $    88,360
Other income                              11,784     4,252,352             11,784      4,252,352
                                        --------------------------------------------------------
      Total Income                        22,331     4,300,250             45,167      4,340,712
------------------------------------------------------------------------------------------------
Expenses
General and administrative                14,781        69,775             44,929        186,466
Professional fees                         21,116        24,835            130,551        489,658
Refunds due to former tenants                 --     3,994,133                 --      3,994,133
                                        --------------------------------------------------------
      Total Expenses                      35,897     4,088,743            175,480      4,670,257
------------------------------------------------------------------------------------------------
      Net Income (Loss)                 $(13,566)   $  211,507          $(130,313)   $  (329,545)
================================================================================================
Net Income (Loss) Allocated:
To the General Partner                  $   (136)   $    2,115          $  (1,303)   $    (3,296)
To the Limited Partners                  (13,430)      209,392           (129,010)      (326,249)
------------------------------------------------------------------------------------------------
                                        $(13,566)   $  211,507          $(130,313)   $  (329,545)
================================================================================================
Per limited partnership unit
(10,700,000 securities outstanding)        $ .00        $ 0.02             $ (.01)       $ (0.03)
------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                                             1999           1998
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                              $  (130,313)   $  (329,545)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Due from affiliates, net                                              (11,784)       141,345
    Prepaid expenses                                                       (5,435)        13,530
    Accounts payable and accrued expenses                                 (90,236)       188,077
    Refunds due to former tenants                                              --      3,994,133
    Deferred credit                                                    (1,132,223)     1,132,223
    Other payable                                                       1,149,389             --
                                                                      --------------------------
Net cash provided by (used for) operating activities                     (220,602)     5,139,763
------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Cash distributions                                                           --     (3,053,283)
                                                                      --------------------------
Net cash used for financing activities                                         --     (3,053,283)
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (220,602)     2,086,480
Cash and cash equivalents, beginning of period                          2,409,947      4,430,503
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $ 2,189,345    $ 6,516,983
================================================================================================

See accompanying notes to the financial statements.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998 and the statement of partners' capital for the nine months ended September 30, 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1998, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On September 7, 1999, the Bankruptcy Court issued an Order finding that the real estate tax refund was not property of the Partnership and directed that the balance of the real estate tax refund, less the Partnership's legal and professional fees incurred in and during the property tax refund litigation, be paid over to a third-party disbursing agent for payment to those former tenants who were not paid in the initial distribution.

As a result, no portion of the tax refund will be available for distribution to the Limited Partners. The General Partner will proceed with the termination of the Partnership as quickly as possible, and any funds in the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses) will be distributed to the Limited Partners upon termination of the Partnership which is expected to occur by year-end 1999.

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

The Partnership pursued a property tax assessment appeal with respect to Brookdale Center for a portion of the time that the Partnership owned it. A settlement was negotiated with Hennepin County, Minnesota (the "Tax Settlement"), and at a hearing on July 16, 1998, the Tax Settlement was approved by the Court. However, the allocation and distribution of the refunded taxes, which total approximately $5.4 million, was challenged by certain former tenants of Brookdale Center and the Partnership's former mortgage lender, the Equitable Life Assurance Society of the United States ("Equitable"). On September 30, 1998 the Court issued an order approving the distribution of tax refunds to the former tenants which totaled $3,994,133. The Bankruptcy Court with jurisdiction over the Partnership's bankruptcy case heard the argument on Equitable's challenge on September 16, 1998. On September 7, 1999, the Bankruptcy Court issued an Order finding that the real estate tax refund was not property of the Partnership and directed that the balance of the real estate tax refund, less the Partnership's legal and professional fees incurred in and during the property tax refund litigation, be paid over to a third-party disbursing agent for payment to those former tenants who were not paid in the initial distribution. At September 30, 1999, $1,149,389 is classified as other payable on the Partnership's balance sheet for payment of this amount.

On July 28, 1998, after receiving approval from the Court, the Partnership paid a cash distribution in the amount of $0.2825 per Limited Partnership Unit. This amount represents the Partnership's cash, less reserves for current and contingent liabilities, which was paid out following the Settlement.

Upon distribution of the refunded property taxes, the General Partner intends to distribute the remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses) and proceed with the dissolution of the Partnership which is expected to occur by year-end 1999.

At September 30, 1999, the Partnership had cash and cash equivalents totaling $2,189,345, compared with $2,409,947 at December 31, 1998. The decrease is primarily due to payment of Partnership administrative expenses and professional fees.

Accounts payable and accrued expenses totaled $147,718 at September 30, 1999, compared with $237,954 at December 31, 1998. The decrease is primarily attributable to a decrease in general and administrative expenses, and professional fees.

Other payable at September 30, 1999 represents primarily amounts to be paid to a third-party disbursing agent for payment of real estate tax refunds to former tenants of Brookdale Center.

Results of Operations
---------------------

Net cash used for operating activities totaled $220,602 for the nine months ended September 30, 1999, compared to net cash provided by operating activities of $5,139,763 for the corresponding period in 1998. The change from cash provided to cash used is primarily due to the Brookdale Center property tax refunds in 1998.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


The Partnership reported a net loss for the three and nine months ended September 30, 1999 of $13,566 and $130,313, compared to a net income for the three months ended September 30, 1998 of $211,507, and a net loss for the nine months ended September 30, 1998 of $329,545. The change from net income to net loss for the three-month period is primarily due to the Brookdale Center property tax refunds, net of funds allocated to former tenants in 1998. The decrease in net loss for the nine-month period is primarily due to a reduction in general and administrative expenses, and professional fees.

General and administrative expenses totaled $14,781 and $44,929 for the three and nine months ended September 30, 1999, compared with $69,775 and $186,466 for the corresponding periods in 1998. The decrease reflects lower travel, printing, postage and administrative expenses.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27)Financial Data Schedule

            (b) Reports on Form 8-K -

                On October 15, 1999, the Partnership filed a Form 8-K reporting that the Bankruptcy Court issued an Order finding that the real estate tax refund was not property of the Partnership.

MIDWEST REAL ESTATE SHOPPING CENTER L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MIDWEST REAL ESTATE SHOPPING CENTER L.P.

                               BY:  MIDWEST CENTERS INC.
                                    General Partner


Date:  November 12, 1999            BY:    /s/Michael T. Marron
                                           -------------------------------------
                                    Name:  Michael T. Marron
                                    Title: President and Chief Financial Officer